Form 10-Q
period 2021-09-30
Lionheart III Corp
filed 2021-12-17
CIK 1845991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 001-41011

Lionheart III Corp
(Exact name of registrant as specified in its charter)

Delaware	36-4981022
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4218 NE 2nd Avenue Miami, Florida	33137
(Address of principal executive offices)	(Zip Code)

(305) 573-3900
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock and one-half of one redeemable Warrant	LIONU	The Nasdaq Stock Market LLC
Class A Common Stock, par value $0.0001 per share	LION	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50	LIONW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of December 16, 2021, there were 12,900,000 shares of Class A common stock, par value $0.0001 per share, and 3,125,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

LIONHEART III CORP

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

		Page
Part I. Financial Information

Item 1.	Financial Statements	1

	Condensed Balance Sheet as of September 30, 2021 (Unaudited)	1

	Condensed Statements of Operations for the three months ended September 30, 2021 and for the period from January 14, 2021 (Inception) through September 30, 2021 (Unaudited)	2

	Condensed Statements of Changes in Stockholders’ Equity for the three months ended September 30, 2021 and for the period from January 14, 2021 (Inception) through September 30, 2021 (Unaudited)	3

	Condensed Statement of Cash Flows for the period from January 14, 2021 (Inception) through September 30, 2021 (Unaudited)	4

	Notes to Condensed Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

Part II. Other Information

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosures	22

Item 5.	Other Information	22

Item 6.	Exhibits	23

Signatures		25

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

LIONHEART III CORP

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2021

(UNAUDITED)

ASSETS
Current asset - cash	$4,290
Deferred offering costs	432,470
TOTAL ASSETS	$436,760

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
Accrued expenses	$3,449
Accrued offering costs	325,170
Advances from related party	12,000
Promissory note – related party	75,000
Total Current Liabilities	415,619

Commitments (Note 6)

Stockholder's Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding	—
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 3,125,000 shares issued and outstanding(1)	313
Additional paid-in capital	24,687
Accumulated deficit	(3,859)
Total Stockholder’s Equity	21,141
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$436,760

(1)	Included up to 250,000 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5). On November 3, 2021, the Company effected a stock dividend resulting in the Sponsor holding an aggregate of 3,125,000 Founder Shares (see Note 5). All shares and per-share amounts have been retroactively restated to reflect the stock dividend.

The accompanying notes are an integral part of the unaudited condensed financial statements.

LIONHEART III CORP

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

		For the
		period from
		January 14,
		2021
	For the	(Inception)
	Three Months Ended	through
	September 30,	September 30,
	2021	2021

Operating and formation costs	$2,830	$3,859
Net loss	$(2,830)	$(3,859)

Weighted average Class B shares outstanding, basic and diluted(1)	2,875,000	2,875,000

Basic and diluted net loss per Class B common share	$(0.00)	$(0.00)

(1)	Excluded up to 250,000 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5). On November 3, 2021, the Company effected a stock dividend resulting in the Sponsor holding an aggregate of 3,125,000 Founder Shares (see Note 5). All shares and per-share amounts have been retroactively restated to reflect the stock dividend.

The accompanying notes are an integral part of the unaudited condensed financial statements.

LIONHEART III CORP

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD

FROM JANUARY 14, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021 (UNAUDITED)

	Class B		Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance — January 14, 2021 (Inception)	—	$—	$—	$—	$—

Issuance of Class B common stock Initial Stockholders (1)	3,125,000	313	24,687	—	25,000

Net loss	—	—	—	(1,029)	(1,029)

Balance – June 30, 2021	3,125,000	$313	$24,687	$(1,029)	$23,971

Net loss	—	—	—	(2,830)	(2,830)

Balance — September 30, 2021	3,125,000	$313	$24,687	$(3,859)	$21,141

(1)	Included up to 250,000 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5). On November 3, 2021, the Company effected a stock dividend resulting in the Sponsor holding an aggregate of 3,125,000 Founder Shares (see Note 5). All shares and per-share amounts have been retroactively restated to reflect the stock dividend.

The accompanying notes are an integral part of the unaudited condensed financial statements.

LIONHEART III CORP

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 14, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(3,859)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued expenses	3,449
Net cash used in operating activities	(410)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to the Sponsor	25,000
Advances from related party	12,000
Proceeds from promissory note — related party	75,000
Payment of offering costs	(107,300)
Net cash provided by financing activities	4,700

Net Change in Cash	4,290
Cash — beginning of period	—
Cash — end of period	$4,290

Non-Cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$325,170

The accompanying notes are an integral part of the unaudited condensed financial statements.

LIONHEART III CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND LIQUIDITY

Lionheart III Corp (the “Company”) was incorporated in Delaware on January 14, 2021. The Company is a blank check company formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”).

The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from January 14, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statements for the Company’s Initial Public Offering were declared effective on November 3, 2021. On November 8, 2021, the Company consummated the Initial Public Offering of 12,500,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 1,000,000 Units, at $10.00 per Unit, generating gross proceeds of $125,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 2,000,000 warrants (each, a “Private Placement Warrant” and, collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant and the sale of 400,000 units (the “Private Placement Units” and, together with the Private Placement Warrants, the “Private Securities”) in a private placement to Lionheart Equities, LLC (the “Sponsor”) and Nomura Securities International, Inc. (“Nomura”), Northland Securities, Inc. and Drexel Hamilton, LLC, the underwriters of the Initial Public Offering (the "Underwriters"), generating gross proceeds of $6,000,000, which is described in Note 4.

Transaction costs amounted to $7,438,270, consisting of $2,500,000 of underwriting fees, $4,375,000 of deferred underwriting fees and $563,270 of other offering costs. In addition, cash of $2,064,781 was held outside of the Trust Account (as defined below) and is available for the payment of offering costs and for working capital purposes.

Following the closing of the Initial Public Offering on November 8, 2021, an amount of $126,250,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Securities was placed in a trust account (the “Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Securities, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination having an aggregate fair market value of at least 80% of the assets held in the Trust Account (as defined below) (excluding taxes payable on income earned on the Trust Account) at the time of the agreement to enter into an initial Business Combination. The Company intends to only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

LIONHEART III CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.10 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC containing substantially the same information as would be included in a proxy statement prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor and the Underwriters have agreed to vote their Founder Shares (as defined in Note 5), Placement Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or do not vote at all.

Notwithstanding the above, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a "group" (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), will be restricted from redeeming its shares with respect to more than an aggregate of 20% or more of the Public Shares, without the prior consent of the Company.

The Sponsor and the Underwriters have agreed (a) to waive their redemption rights with respect to the Founder Shares, Placement Shares and Public Shares held by them in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination and certain amendments to the Amended and Restated Certificate of Incorporation or to redeem 100% of its Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

LIONHEART III CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The Company will have until November 8, 2022 (or up to May 8, 2023 if the Company extends the period of time to consummate a Business Combination in accordance with the terms described in the registration statement related to the Initial Public Offering) to complete a Business Combination (the “Combination Period”), subject to the Sponsor depositing additional funds into the Trust Account as set forth below. If the Company is unable to complete a Business Combination within the Combination Period and stockholders do not approve an amendment to the Amended and Restated Certificate of Incorporation to extend this date, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest (which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

In order for the time available for the Company to consummate a Business Combination to be extended, for each one-month extension the Sponsor or its affiliates or designees must deposit into the Trust Account $412,500 ($0.033 per share), on or prior to the date of the applicable deadline, for each one month extension, up to an aggregate of $2,475,000. Any such payments would be made in the exchange for a non-interest bearing, unsecured promissory note which would be repaid, if at all, at the option of the Sponsor, from funds released to the Company upon completion of a Business Combination or via conversion of a portion or all of the total loan amount into units at a price of $10.00 per unit, which units will be identical to the Private Placement Units.

The holders of the Founder Shares and Placement Shares will agree to waive liquidation rights with respect to such shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than $10.10 per Unit.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.10 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of trust assets, in each case net of the interest which may be withdrawn to pay the Company’s tax obligation and up to $100,000 for liquidation expenses, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account (even if such waiver is deemed to be unenforceable) and except as to any claims under the Company’s indemnity of the underwriters of Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

LIONHEART III CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Liquidity and Management’s Plan

Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since reevaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations one year from the date of this filing and therefore substantial doubt has been alleviated.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering, as filed with the SEC on November 5, 2021, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on November 15, 2021. The interim results for the three months ended September 30, 2021 and for the period from January 14, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results to be expected for the period ending December 31, 2021 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

LIONHEART III CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the condensed unaudited financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents at September 30, 2021.

Deferred Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering”. Offering costs principally consist of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs are charged to stockholders’ equity or the statement of operations based on the relative value of the Public and Private Warrants (if accounted for as liabilities) to the proceeds received from the Units sold in the Initial Public Offering. Offering costs allocated  to the Units were charged to temporary equity and offering costs allocated to the Public and Private Warrants were charged to stockholders’ equity after the completion of the Initial Public Offering as warrants after management’s evaluation are accounted for under equity treatment. Offering costs allocated to Units amounting to $7,059,047 were charged to temporary equity and offering costs allocated to Public and Private Warrants amounting to $379,223 were charged to stockholders’ equity upon the completion of the Initial Public Offering.

As of September 30, 2021, there were $432,470 of deferred offering costs recorded in the accompanying unaudited condensed balance sheet.

LIONHEART III CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. At September 30, 2021, there were no shares of Class A common stock subject to possible redemption outstanding.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be de minimis for the period from January 14, 2021 (inception) through September 30, 2021. The Company’s deferred tax assets were deemed to be de minimis as of September 30, 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Corporation limit of $250,000. The Company has not experienced losses on these accounts.

Net Loss per Common Share

Net loss per common share of common stock is computed by dividing net loss by the weighted average number of common shares issued and outstanding during the period, excluding shares of common stock subject to forfeiture. The weighted average number of shares were reduced for the effect of an aggregate of 250,000 shares of Class B common stock that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was not exercised (see Note 5). At September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

LIONHEART III CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active Markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Warrant Instruments

The Company accounts for the 8,450,000 warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC 815 “Derivatives and Hedging” whereby under that provision the warrants that do not meet the criteria for equity treatment must be recorded as liability. The Company evaluated and classifies the warrant instruments under equity treatment and will be reported at carrying value. As of September 30, 2021, there are no warrants outstanding.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is for fiscal years beginning after December 15, 2021 and should be applied on a full or modified retrospective basis. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU 2020-06 effective February 24, 2021. The adoption of ASU 2020-06 did not have a material impact on the Company’s financial statements.

LIONHEART III CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering in November 2021, the Company sold 12,500,000 Units, which includes a full exercise by the underwriters of their over-allotment option in the amount of 1,000,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering in November 2021, the Sponsor purchased 2,000,000 Private Placement Warrants, at a purchase price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $2,000,000, and 275,000 Private Placement Units, at a purchase price of $10.00 per Private Placement Unit, for an aggregate price of $2,750,000, and the Underwriters purchased 125,000 Private Placement at a price of $10.00 per Private Placement Unit, for an aggregate purchase price of $1,250,000, from the Company in a private placement. Each Private Placement Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment (see Note 7). Each Private Placement Unit consists of one share of common stock (“Placement Share”) and one-half of one redeemable warrant (“Placement Warrant”). Each Placement Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

The proceeds from the sale of the Private Securities were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Securities held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Securities and all underlying securities will expire worthless.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On January 27, 2021, the Sponsor purchased 2,875,000 shares (the “Founder Shares”) of the Company’s common stock for an aggregate price of $25,000. On November 3, 2021, the Company effected a stock dividend resulting in the Sponsor holding an aggregate of 3,125,000 Founder Shares. All share and per-share amounts have been retroactively restated to reflect the stock dividend. The Company filed the Amended and Restated Certificate of Incorporation prior to the closing date of the Initial Public Offering such that the Company is authorized to issue shares of Class B common stock. Pursuant to the amendment, the Founder Shares were converted into shares of Class B common stock.

The Sponsor has agreed not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) six months after the completion of a Business Combination or (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 30 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the stockholders having the right to exchange their shares of common stock for cash, securities or other property.

LIONHEART III CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Administrative Services Agreement

The Company entered into an agreement, commencing on November 2, 2021, to pay the Sponsor a total of $15,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Promissory Note — Related Party

On January 27, 2021, the Sponsor agreed to loan the Company an aggregate of up to $75,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). The Promissory Note was non-interest bearing and payable on the consummation of the Initial Public Offering. On November 3, 2021, the maximum borrowing amount under the Promissory Note was increased to $300,000. As of September 30, 2021, there was $75,000 outstanding under the Promissory Note. The outstanding balance under the Promissory Note of $75,000 was repaid at the closing of the Initial Public Offering on November 8, 2021.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of September 30, 2021, there were no Working Capital Loans outstanding.

In order for the time available for the Company to consummate an Initial Business Combination to be extended, for each one-month extension the Sponsor or its affiliates or designees must deposit into the Trust Account $412,500 ($0.033 per share in either case) on or prior to the date of the applicable deadline, for each one month extension, up to an aggregate of $2,475,000. Any such payments would be made in the exchange for a non-interest bearing, unsecured promissory note which would be repaid, if at all, at the option of the Sponsor, from funds released to the Company upon completion of an Initial Business Combination or via conversion of a portion or all of the total loan amount into units at a price of $10.00 per unit, which units will be identical to the Private Placement Units. As of September 30, 2021, there were no Extension Loans outstanding.

LIONHEART III CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

Pursuant to a registration rights agreement entered into on November 3, 2021, the holders of the Founder Shares, Private Placement Units (including up to 3,000,000 units that the Sponsor may, at its option but subject to our consent, purchase on a private placement basis prior to and in connection with a Business Combination), the Private Warrants, and securities issuable pursuant to the warrants that may be issued upon conversion of Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to the Class A common stock). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $4,375,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock— On November 3, 2021, the Company filed an Amended and Restated Certificate of Incorporation prior to the closing date of the Initial Public Offering such that the Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 100,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At September 30, 2021, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock— On January 28, 2021, the Company amended its Certificate of Incorporation such that the Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. At September 30, 2021, there were 3,125,000 shares of Class B common stock issued and outstanding, of which an aggregate of up to 250,000 shares of Class B common stock were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Sponsor will collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering (assuming that the Sponsor does not purchase any Public Shares in the Initial Public Offering and excluding the Private Shares). As a result of the underwriters’ full exercise of their over-allotment option, an aggregate of 250,000 shares of Class B common stock were no longer subject to forfeiture, resulting in an aggregate of 3,125,000 Founder Shares outstanding at November 8, 2021.

On November 3, 2021, the Company filed an Amended and Restated Certificate of Incorporation prior to the closing date of the Initial Public Offering such that the Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share and 50,000,000 shares of Class B common stock, par value $0.0001 per share.

LIONHEART III CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Holders of Class A common stock and Class B common stock are entitled to one vote for each share. Holders of Class A common stock and Class B common stock will vote together as a single class on all matters submitted to a vote of stockholders, except as required by law.

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of a Business Combination on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination (excluding any shares of Class A common stock or equity-linked securities issued, or to be issued, to any seller in a Business Combination, the Private Placement Units and any private placement-equivalent units or warrants issued to the Sponsor or its affiliates upon conversion of loans made to the Company).

Warrants — As of September 30, 2021, there were no Public Warrants issued and outstanding. The Public Warrants will become exercisable on the later of (a) the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the shares of Class A common stock underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable and the Company will not be obligated to issue shares of Class A common stock upon exercise of a warrant unless Class A common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.

The Company has agreed that as soon as practicable, but in no event later than 30 days after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration under the Securities Act of the shares of Class A common stock issuable upon exercise of the warrants and thereafter will use its best efforts to cause the same to become effective within 60 business days following a Business Combination and to maintain a current prospectus relating to the Class A common stock issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis.

Once the warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon not less than 30 days' prior written notice of redemption to each warrant holder; and
●	if, and only if, the reported last reported sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders.

LIONHEART III CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

If and when the warrants become redeemable by the Company, the Company may not exercise its redemption right if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or the Company is unable to effect such registration or qualification.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, except as described below, the warrants will not be adjusted for issuance of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

In addition, if (x) the Company issues additional common stock or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsors or their affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of the common stock during the 10 trading day period starting on the trading day prior the day on which the Company consummates a Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

As of September 30, 2021, there were no Private Placement Warrants issued and outstanding. The Private Placement Warrants and the Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that so long as they are held by our sponsor, the underwriters or their respective permitted transferees, the private shares and the private warrants (including the Class A common stock issuable upon the exercise of the private warrants) may not be transferred, assigned or sold until 30 days after the completion of our initial business combination.

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued. Based upon this review, other than the Initial Public Offering and related transactions described in these financial statements, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this Quarterly Report on Form 10-Q (this “Quarterly Report”) to “we,” “us” or the “Company” refer to Lionheart III Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Lionheart Equities, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering (“Initial Public Offering”) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a Delaware corporation on January 14, 2021, formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (“Business Combination”). We intend to effectuate our initial Business Combination using cash derived from the proceeds of the Initial Public Offering, including the full exercise of the underwriters’ over-allotment option, and the sale of the private placement warrants (“Private Placement Warrants”) and the sale of the private placement units (“Private Placement Units” and, together with the Private Placement Warrants, the “Private Securities”) that occurred simultaneously with the Initial Public Offering, our securities, debt or a combination of cash, securities and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 14, 2021 (inception) through September 30, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. Subsequent to the Initial Public Offering, our activities have been limited to identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We generate non-operating income in the form of interest income on securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the period from January 14, 2021 (inception) through September 30, 2021, we had a net loss $3,859, which consisted of formation and operating costs. For the three months ended September 30, 2021, we had a net loss of $2,830, which consisted of formation and operating costs.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of shares of Class B common stock, par value $0.0001 per share (“Founder Shares”), by the Sponsor and loans from the Sponsor.

Subsequent to the quarterly period covered by this Quarterly Report, on November 8, 2021, we consummated the Initial Public Offering of 12,500,000 units (“Units”), at $10.00 per Unit, generating total gross proceeds of $125,000,000, which includes the full exercise by the underwriters of their over-allotment option in the amount of 1,000,000 Units, at $10.00 per Unit. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 2,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant and the sale of 400,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement to Lionheart Equities, LLC (the “Sponsor”) and Nomura Securities International, Inc. (“Nomura”), Northland Securities, Inc. and Drexel Hamilton, LLC, the underwriters of the Initial Public Offering (the "Underwriters"), generating gross proceeds of $6,000,000.

Following the Initial Public Offering on November 8, 2021, including the full exercise of the over-allotment option, and the Private Placement, a total of $126,250,000 (or $10.10 per Unit) was placed in the Trust Account. We incurred $7,438,270 in Initial Public Offering related costs, including $2,500,000 of underwriting fees, $4,375,000 of deferred underwriting fees, and $563,270 of other offering costs.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and taxes payable), to complete our initial Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, and negotiate and complete an initial Business Combination.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units.

In order for the time available for us to consummate an Initial Business Combination to be extended, for each one-month extension the Sponsor or its affiliates or designees must deposit into the Trust Account $379,500, or $412,500 if the underwriters’ over-allotment option is exercised in full ($0.033 per share in either case), on or prior to the date of the applicable deadline, for each one month extension, up to an aggregate of $2,277,000 (or $2,475,000 if the underwriters’ over-allotment option is exercised in full). Any such payments would be made in the exchange for a non-interest bearing, unsecured promissory note which would be repaid, if at all, at the option of the Sponsor, from funds released to the Company upon completion of an Initial Business Combination or via conversion of a portion or all of the total loan amount into units at a price of $10.00 per unit, which units will be identical to the Private Placement Units.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our initial Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial Business Combination. If we do not complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2021.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $15,000 for general and administrative services, including office space, utilities and administrative support. We began incurring these fees on November 2, 2021 and will continue to incur these fees monthly until the earlier of the completion of our initial Business Combination and our liquidation.

The underwriters of the Initial Public Offering are entitled to a deferred fee of $0.35 per Unit, or $4,375,000 in the aggregate. Subject to the terms of the underwriting agreement, the deferred fee (i) will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination and (ii) will be waived by the underwriters in the event that we do not complete a Business Combination.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Deferred Offering Costs

We comply with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering”. Offering costs principally consist of professional and registration fees incurred through the closing date of the Initial Public Offering that are related to the Initial Public Offering. Offering costs are charged to stockholders’ equity or the statement of operations based on the relative value of the Public and Private Warrants (if accounted for as liabilities) to the proceeds received from the Units sold in the Initial Public Offering. Offering costs allocated to the Units were charged to temporary equity and offering costs allocated to the Public and Private Warrants were charged to stockholders’ equity after the completion of the Initial Public Offering as warrants after management’s evaluation are accounted for under equity treatment. Offering costs allocated to Units amounting to $7,059,047 were charged to temporary equity and offering costs allocated to Public and Private Warrants amounting to $379,223 were charged to stockholders’ equity upon the completion of the Initial Public Offering.

As of September 30, 2021, there were $432,470 of deferred offering costs recorded in the accompanying unaudited condensed balance sheet.

Net Loss per Common Share

Net loss per common share of common stock is computed by dividing net loss by the weighted average number of common shares issued and outstanding during the period, excluding shares of common stock subject to forfeiture. The weighted average number of shares were reduced for the effect of an aggregate of 250,000 shares of Class B common stock that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was not exercised. At September 30, 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in our earnings. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. At September 30, 2021, there were no shares of Class A common stock subject to possible redemption outstanding.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is for fiscal years beginning after December 15, 2021 and should be applied on a full or modified retrospective basis. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We have adopted ASU 2020-06 effective February 24, 2021. The adoption of ASU 2020-06 did not have a material impact on our financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed unaudited financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal quarter ended September 30, 2021. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d- 15(f) under the Exchange Act) that occurred during the fiscal quarter of 2021 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for the Initial Public Offering filed with the SEC on November 5, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for the Initial Public Offering filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 27, 2021, we issued an aggregate of 2,875,000 Founder Shares to the Sponsor for an aggregate price of $25,000, or approximately $0.009 per share, pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to such issuances. On November 3 2021, we have effected a stock dividend resulting in the Sponsor holding an aggregate of 3,125,000 Founder Shares issued and outstanding. On November 8, 2021, in connection with the underwriters’ election to fully exercise their over-allotment option, an aggregate of 250,000 Founder Shares were no longer subject to forfeiture, and 3,125,000 Founder Shares remain outstanding. The Founder Shares will automatically convert into shares of Class A common stock at the time of our initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment.

On November 8, 2021, we consummated the Initial Public Offering of 12,500,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 1,000,000 Units. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $125,000,000. Each Unit consists of one share of Class A common stock, par value $0.0001 per share, and one-half of one redeemable warrant, each whole warrant entitling the holder thereof to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment. The warrants will become exercisable at any time commencing on the later of November 8, 2022, 12 months from the closing of the Initial Public Offering or 30 days after the consummation of our initial Business Combination, and will expire five years after the consummation of our initial Business Combination, or earlier upon redemption or liquidation.

Nomura Securities International, Inc. (“Nomura”) served as sole book-running manager and Northland Securities, Inc. and Drexel Hamilton, LLC served as co-managers for the Initial Public Offering. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (File Nos. 333-254479 and 333-260750) (the “Registration Statement”). The SEC declared the Registration Statement effective on November 3, 2021.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 2,000,000 warrants (each, a “Private Placement Warrant” and, collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant and the sale of 400,000 units (the “Private Placement Units” and, together with the Private Placement Warrants, the “Private Securities”) in a private placement to Lionheart Equities, LLC (the “Sponsor”) and Nomura Securities International, Inc. (“Nomura”), Northland Securities, Inc. and Drexel Hamilton, LLC, the underwriters of the Initial Public Offering (the "Underwriters"), generating gross proceeds of $6,000,000. The issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to the Private Placement.

The Private Placement Warrants and the Private Placement Warrants included in the Private Placement Units are identical to the warrants underlying the Units, except that so long as they are held by our sponsor, the underwriters or their respective permitted transferees, the private shares and the private warrants (including the Class A common stock issuable upon the exercise of the private warrants) may not be transferred, assigned or sold until 30 days after the completion of our initial business combination, subject to certain limited exceptions, and the holders thereof are entitled to certain registration rights, as described in more detail in the Registration Statement.

We incurred $7,438,270 of transaction costs, consisting of $2,500,000 in underwriting fees, $4,375,000 in deferred underwriting fees, and $563,270 of other offering costs and expenses related to the Initial Public Offering.

After deducting the underwriting fees (excluding the deferred portion of $4,375,000, which amount will be payable upon consummation of our initial Business Combination, if consummated) and the offering expenses, the total net proceeds from the Initial Public Offering, including the full exercise of the over-allotment option, and the Private Placement was $127,936,730, of which $126,250,000 was placed in the Trust Account.

For a description of the use of the proceeds generated in the Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated November 3, 2021, by and among the Company and Nomura Securities International, Inc.

3.1	Second Amended and Restated Certificate of Incorporation of the Company

4.1	Warrant Agreement, dated November 3, 2021, by and between the Company and Continental Stock Transfer & Trust Company

10.1	Letter Agreement, dated November 3, 2021, by and among the Company, Lionheart Equities, LLC and each of the Company’s directors and executive officers

10.2	Investment Management Trust Agreement, dated November 3, 2021, by and between the Company and Continental Stock Transfer & Trust Company

10.3	Registration Rights Agreement, dated November 3, 2021, by and among the Company, Lionheart Equities, LLC and certain securityholders

10.4	Private Placement Securities Subscription Agreement, dated November 3, 2021, by and between the Company and Lionheart Equities, LLC

10.5	Private Placement Unit Subscription Agreement, dated November 3, 2021, by and among the Company, Nomura Securities International, Inc., Northland Securities, Inc. and Drexel Hamilton, LLC

10.6	Form of Indemnity Agreement(1)

10.7	Administrative Services Agreement, dated November 3, 2021, between the Company and Lionheart Equities, LLC

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on November 3, 2021 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIONHEART III CORP

Date: December 16, 2021	By:	/s/ Ophir Sternberg
	Name:	Ophir Sternberg
	Title:	Chief Executive Officer, Chairman, and President (Principal Executive Officer)

Date: December 16, 2021	By:	/s/ Paul Rapisarda
	Name:	Paul Rapisarda
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)