Form 10-K
period 2021-12-31
Lionheart III Corp
filed 2022-04-14
CIK 1845991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-39445

Lionheart III Corp
(Exact name of registrant as specified in its Charter)

Delaware	36-4981022
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4218 NE 2nd Avenue Miami, FL	33137
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (305) 573-3900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock and one-half of one Redeemable Warrant	LIONU	The Nasdaq Capital Market LLC
Class A Common Stock, par value $0.0001 per share	LION	The Nasdaq Capital Market LLC
Redeemable Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50	LIONW	The Nasdaq Capital Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒  NO ☐

The registrant was not a public company as of June 30, 2020 and therefore it cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

As of April 7, 2022, there were 12,900,000 shares of the Company's Class A common stock, par value $0.0001 per share, and 3,125,000 shares of the Company's Class B Common Stock, par value $0.0001 per share, issued and outstanding.

LIONHEART III CORP

i

CERTAIN TERMS

References to the “Company,” “our,” “us” or “we” refer to Lionheart III Corp, a blank check company incorporated in Delaware on January 14, 2021. References to our “Sponsor” refer to Lionheart Equities, LLC, an affiliate of Mr. Ophir Steinberg, our Chairman, President and Chief Executive Officer. References to “Lionheart” or “Lionheart Equities” refer to Lionheart Equities, LLC, our Sponsor. References to our “Public Offering” refer to the initial public offering of Lionheart III Corp, which closed on November 8, 2021 (the “IPO Closing Date”).

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of performance. They involve known and unknown risks, uncertainties, assumptions and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these statements. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Annual Report on Form 10-K, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. When we discuss our strategies or plans, we are making projections, forecasts or forward-looking statements. Such statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results and stockholders’ value will be affected by a variety of risks and factors, including, without limitation, international, national and local economic conditions, merger, acquisition and business combination risks, financing risks, geo-political risks, acts of terror or war, and those risk factors described under “Item 1A. Risk Factors.” Many of the risks and factors that will determine these results and stockholder value are beyond our ability to control or predict.

All such forward-looking statements speak only as of the date of this Annual Report on Form 10-K. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this Special Note Regarding Forward-Looking Statements.

PART I

ITEM 1. Business

Introduction

We are a blank check company incorporated on January 14, 2021 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). We have neither engaged in any operations nor generated any revenue to date. Based on our business activities, we are a “shell company” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), because we have no operations and nominal assets consisting solely of cash and/or cash equivalents. Our management team has an extensive track record of acquiring attractive assets at disciplined valuations, investing in growth while fostering financial discipline and improving business results.

In January 2021, our Sponsor purchased an aggregate of 2,875,000 shares (the “Founder Shares”) of our Class B Common Stock, par value $0.0001 per share (the “Class B Common Stock”), for an aggregate purchase price of $25,000 or approximately $0.009 per share.

On November 8, 2021 (the “IPO Closing Date”), we consummated our initial public offering (the “Public Offering”) of 12,500,000 units (the “Public Units”) of the Company, including 1,000,000 Public Units issued pursuant to the full exercise of the underwriter’s over-allotment option. Each Public Unit consists of one share of Class A Common Stock of the Company, par value $0.0001 per share (the “Class A Common Stock” and, together with the Class B Common Stock, the “Capital Stock”), and one-half of one redeemable warrant of the Company (each, a “Public Warrant”), each whole Public Warrant entitling the holder thereof to purchase one share of Class A Common Stock at an exercise price of $11.50 per share (subject to adjustment). The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds to us of $125,000,000.

Simultaneously with the IPO Closing Date, we completed the private sale (the “Private Placement”) of 2,000,000 warrants (each, a “Private Warrant”) at a price of $1.00 per Private Warrant and the sale of 400,000 units (the “Private Units”) in a private placement to our Sponsor and Nomura Securities International, Inc. (“Nomura”), Northland Securities, Inc. and Drexel Hamilton, LLC, the underwriters of the IPO (the "Underwriters"), generating gross proceeds of $6,000,000. The Private Units are identical to the Public Units sold in the Public Offering, and the Private Warrants are identical to the Public Warrants except that the Private Warrants that so long as they are held by our Sponsor, the Underwriters or their respective permitted transferees, the private shares and the private warrants (including the Class A common stock issuable upon the exercise of the private warrants) may not be transferred, assigned or sold until 30 days after the completion of our initial business combination. The sale of the Private Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

On the IPO Closing Date, $126,250,000 of the gross proceeds from the Public Offering and the sale of the Private Units was deposited in a U.S.-based trust account (the “Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee (the “Trustee”), and we had $1,736,730 of cash held outside of the Trust Account, after payment of costs related to the Public Offering, and available for working capital purposes. We incurred $7,388,270 in transaction costs related to the Public Offering, including $2,500,000 of underwriting fees, $4,375,000 of deferred underwriting fees and $513,270 of other offering costs.

Funds held in the Trust Account have been invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund, selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our second amended and restated certificate of incorporation (a) to modify the substance or timing of the ability of holders of our public shares to seek redemption in connection with a Business Combination or our obligation to redeem 100% of our public shares if we do not complete a Business Combination within 12 months from the closing of the Public Offering (or up to 18 months if we extend the period of time to consummate our initial business combination pursuant to any six additional one-month extension periods, (for a total of up to 18 months from the closing of the IPO Closing Date) to complete our initial business combination; provided that at the beginning of each one-month extension, our Sponsor (or its designees) must deposit into the Trust Account funds equal to thirty-three hundredths of one percent (0.33%) of the gross proceeds of the Public Offering (including such proceeds from the exercise of the underwriters’

over-allotment option in full) for each one-month extension of the time period to complete our initial business combination, in each case, in exchange for a non-interest bearing, unsecured promissory note (the “Extension Period”) or (b) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, and (iii) the redemption of our public shares if we are unable to complete our initial business combination within 12 months from the IPO Closing Date (or up to 18 months if we extend the period of time to consummate our initial business combination pursuant to any Extension Period), subject to applicable law.

Business Strategy

We may pursue an acquisition in any business industry or sector. We will seek to acquire established businesses of scale that we believe are poised for continued growth with capable management teams and proven unit economics, but potentially in need of financial, operational, strategic or managerial enhancement to maximize value. We do not intend to acquire startup companies or companies without established business plans. Our management team and board of directors will seek to leverage their access to proprietary deal flow, sourcing capabilities and network of industry contacts to generate business combination opportunities.

Our Investment Thesis and Strategy

We have identified the following general criteria and guidelines that we believe are important in evaluating prospective targets. We will use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines.

●	Target Business Size. We will seek to invest in one or more businesses, determined in the sole discretion of our officers and directors according to reasonably accepted valuation standards and methodologies. This segment is where we believe we have a superior and proprietary network to identify the greatest number of attractive opportunities.
●	Proven Unit Economics and Growing Companies. We will seek to invest in one or more businesses that have generated attractive unit economics at scale. We will focus on one or more businesses that have established and growing revenue streams. We do not intend to acquire startup companies, companies with speculative business plans or companies that are excessively leveraged.
●	Competitive Position. We intend to invest in one or more businesses that have a leading, growing or unique niche market position in their respective sectors. We will analyze the strengths and weaknesses of target businesses relative to their competitors. We will seek to invest in one or more businesses that demonstrate advantages when compared to their competitors, including capable management team, defensible proprietary technology, strong adoption rates and relevant domain expertise.
●	Capable Management Team. We will seek to invest in one or more businesses that have experienced management teams or those that provide a platform for us to assemble an effective and capable management team. We will focus on management teams with a track record of driving revenue growth and creating value for their shareholders.
●	Benefit from Being a Public Company. We intend to invest in one or more businesses that will benefit from being publicly listed and can effectively utilize the broader access to capital and the public profile to grow and accelerate shareholder value creation.
●	Defensible Business Niche. We will seek companies that have a leading or niche market position and that demonstrate advantages when compared to their competitors, which may help to create barriers to entry against new competitors.
●	Potential for Stable Free Cash Flow. We will seek to acquire a business that has historically generated, or has the near-term potential to generate, strong and sustainable free cash flow.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we find an opportunity that has characteristics more compelling to us than the characteristics described above, we would pursue such opportunity.

Additional Financing Arrangements

Nomura has also indicated its intent, if requested by us, to use its commercially reasonable efforts to underwrite, arrange and/or syndicate up to $500,000,000 of additional financing for us in the form of equity or debt (or a combination thereof) in connection with our initial business combination, subject to market conditions and on terms and conditions satisfactory in all respects to Nomura in its sole judgment and determination. The additional financing arrangements are not anticipated to have any impact on the redemption price of the Class A common stock, the conversion ratio of Class B common stock to Class A common stock or the exercise of the warrants.

Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. We will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of Nasdaq’s 80% of net assets test. If the initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable.

Our Business Combination Process

In evaluating prospective business combinations, we expect to conduct a thorough due diligence review process that will encompass, among other things, a review of historical and projected financial and operating data, meetings with management and their advisors (if applicable), on-site inspection of facilities and assets, discussion with customers and suppliers, legal reviews and other reviews as we deem appropriate.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. However, in the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view.

Nomura has also indicated its intent, if requested by us, to use its commercially reasonable efforts to underwrite, arrange and/or syndicate up to $500,000,000 of additional financing for us in the form of equity or debt (or a combination thereof) in connection with our initial business combination, subject to market conditions and on terms and conditions satisfactory in all respects to Nomura in its sole judgment and determination. The additional financing arrangements are not anticipated to have any impact on the redemption price of the Class A common stock, the conversion ratio of Class B common stock to Class A common stock or the exercise of the warrants.

We have granted our sponsor an option to purchase up to 3,000,000 units at a purchase price of $10.00 per unit in a private placement closing immediately prior to the closing of our initial business combination. Our sponsor may exercise such option only with our consent. The funds from the sale of these units may be used as part of the consideration to the sellers in the initial business combination; any excess funds may be used for the working capital needs of the post-transaction company. This option is independent of the percentage of stockholders electing to redeem their public shares and may provide us with an increased minimum funding level for the initial business combination.

Our officers and directors will indirectly own founder shares and/or private securities following the Public Offering. Because of this ownership, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors were to be included by a target business as a condition to any agreement with respect to our initial business combination. For additional information regarding our executive officers’ and directors’ business affiliations and potential conflicts of interest, see “Management—Directors and Executive Officers” and “Management—Conflicts of Interest.”

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. These entities, including Lionheart II and Lionheart IV, may compete with us for acquisition opportunities. If these entities decide to pursue any such opportunity, we may be precluded from pursuing such opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations to present the opportunity to such entity, he or she may honor his or her fiduciary or contractual obligations to present such opportunity to such entity first, including Lionheart II or Lionheart IV, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our sponsor, directors and officers are also not prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial business combinations, prior to us completing our initial business combination. Our management team, in their capacities as directors, officers or employees of our sponsor or its affiliates or in their other endeavors, may choose to present potential business combinations to the related entities described above, current or future entities affiliated with or managed by our sponsor, or third parties, before they present such opportunities to us, subject to his or her fiduciary duties under Delaware law and any other applicable fiduciary duties. For example, Messrs. Sternberg and Rapisarda are currently officers or directors of, each of Lionheart II, Lionheart IV and the Company and each owes fiduciary duties to Lionheart II, Lionheart IV and the Company, any of which may compete with us for acquisition opportunities. We believe, however, that (aside from Lionheart II and Lionheart IV) the fiduciary duties or contractual obligations of our officers or directors will not materially affect our ability to complete our initial business combination. Our second amended and restated certificate of incorporation will provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As a public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. Following an initial business combination, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with stockholders’ interests than it would as a private company. A target business can further benefit by augmenting its profile among potential new customers and vendors and aid in attracting talented employees. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for our shares of Class A Common Stock (or shares of a new holding company) or for a combination of our shares of Class A Common Stock and cash, allowing us to tailor the consideration to the specific needs of the sellers.

Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, marketing and road show efforts that may not be present to the same extent in connection with an initial business combination with us.

Furthermore, once a proposed initial business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Following an initial business combination, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek stockholder approval of any proposed initial business combination, negatively.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO Closing Date, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the worldwide market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Financial Position

With funds available for an initial business combination initially in the amount of $112,125,000 assuming no redemptions before fees and expenses associated with our initial business combination and after payment of $4,375,000 of deferred underwriting fees, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash from the proceeds of the Public Offering and the Private Placement, the proceeds of the sale of our shares in connection with our initial business combination, shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our

Class A Common Stock, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. In addition, we intend to target businesses larger than we could acquire with the net proceeds of the Public Offering and the sale of the private securities, and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

We have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. Additionally, we have not engaged or retained any agent or other representative to identify or locate any suitable acquisition candidate, to conduct any research or take any measures, directly or indirectly, to locate or contact a target business. Additionally, we have not contacted any of the prospective target businesses that our advisors had considered and rejected while such persons were affiliated with other blank check companies searching for target businesses to acquire. However, we may contact such targets if we become aware that such targets are interested in a potential initial business combination with us and such transaction would be attractive to our stockholders. Accordingly, there is no current basis for investors to evaluate the possible merits or risks of the target business with which we may ultimately complete our initial business combination. Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers and investment professionals. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us by calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have our public filings and know what types of businesses we are targeting. Our officers and directors, as well as our Sponsor and their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our Sponsor and their respective industry and business contacts as well as their affiliates. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the Trust Account. In no event, however, will our Sponsor or any of our existing officers or directors, or any entity with which our Sponsor or officers or directors are affiliated, be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by a prospective business combination target prior to, or in connection with any services rendered in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). None of our Sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination. We have agreed to pay our Sponsor a total of $15,000 per month for office space, utilities and secretarial and administrative support and to reimburse our Sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. We may also agree to pay a finder’s fee to one or more independent directors to the extent such director(s) render services in connection with locating the target business with which a successful business combination transaction is consummated. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our Sponsor, executive officers or directors, or making the acquisition through a joint venture or other form of shared ownership with our Sponsor, executive officers or directors. However, in the event we seek to complete an initial business combination with a target that is affiliated with our Sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment bank which is a member of FINRA or a qualified independent accounting firm that such an initial business combination is fair to us from a financial point of view. We are not required to obtain such an opinion in any other context.

As more fully discussed in the section of this Annual Report entitled “Management—Conflicts of Interest,” if any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Selection of a Target Business and Structuring of Our Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of our initial business combination will be determined by our Board based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation, a valuation based on trading multiples of comparable public businesses or a valuation based on the financial metrics of M&A transactions of comparable businesses. If our Board is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm with respect to the satisfaction of such criteria. While we consider it unlikely that our Board will be unable to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be taken into account for purposes of Nasdaq’s 80% of net assets test. There is no basis for our stockholders to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial business combination.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective business target, we expect to conduct a thorough due diligence review, which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information that will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we intend to focus our search for an initial business combination in a single industry. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and
●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management of such target business may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our officers and directors will remain in senior management or advisory positions with the combined company. The determination as to whether any of our officers and directors will remain with the combined company will be made at the time of our initial business combination.

Following an initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by law or Nasdaq rules, or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the Company	No
Merger of target into a subsidiary of the Company	No
Merger of the Company with a target	Yes

Under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	we issue shares of Class A Common Stock that will be equal to or in excess of 20% of the number of shares of our Class A Common Stock then outstanding;
●	any of our directors, officers or substantial stockholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common shares or voting power of 5% or more; or
●	the issuance or potential issuance of common stock will result in our undergoing a change of control.

Permitted Purchases of Our Securities

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our initial stockholders, directors, officers, advisors or their affiliates may purchase public shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial stockholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. None of the funds held in the Trust Account will be used to purchase public shares or public warrants in such transactions prior to completion of our initial business combination.

The purpose of any such purchases of shares could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrantholders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our shares of Class A Common Stock or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our Sponsor, officers, directors and/or their affiliates anticipate that they may identify the stockholders with whom our Sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our Sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the Trust Account or vote against our initial business combination, whether or not such stockholder has already submitted a proxy with respect to our initial business combination. Our Sponsor, officers, directors, advisors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our Sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our Sponsor, officers, directors and/or their affiliates will not make purchases of our Class A Common Stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A Common Stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the Trust Account will initially be approximately $10.10 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our Sponsor, officers, directors have agreed to waive their redemption rights with respect to any founder shares, private shares and any public shares held by them in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A Common Stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Under Nasdaq rules, asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with us where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our second amended and restated certificate of incorporation would require stockholder approval. If we structure an initial business combination with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed initial business combination. We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or Nasdaq rules or we choose to seek stockholder approval for business or other legal reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with such rules.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our second amended and restated certificate of incorporation:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and
●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we or our Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A Common Stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares which are not purchased by our Sponsor, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination upon consummation of our initial business combination and after payment of underwriters’ fees and commissions. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

If, however, stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our second amended and restated certificate of incorporation:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and
●	file proxy materials with the SEC.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count toward this quorum, and our sponsor, officers and directors have agreed to vote any founder shares and private shares held by them and any public shares purchased during or after the Public Offering (including in open market and privately negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to the founder shares and private shares held by our sponsor, officers and directors, we may need only 4,487,501, or 35.9% (assuming all outstanding shares are voted), or 481,251, or approximately 3.85% (assuming only the minimum number of shares representing a quorum are voted), of the 12,500,000 public shares sold in the Public Offering to be voted in favor of an initial business combination (assuming only a quorum is present at the shareholders meeting) in order to have our initial business combination approved. Neither of the underwriters has entered into a voting agreement to vote any shares of common stock it may beneficially own in favor of our initial business combination. However, it is very likely that the underwriters may vote in favor of our initial business combination because the deferred underwriting commission is payable to them only upon the consummation of an initial business combination. As a result, in addition to the founder shares and private shares held by our sponsor, officers, directors and the underwriters, we may need only 4,362,501, or 34.9% (assuming all outstanding shares are voted), or 356,251, or approximately 2.85% (assuming only the minimum number of shares representing a quorum are voted), of the 12,500,000 public shares sold in the Public Offering to be voted in favor of an initial business combination (assuming only a quorum is present at the shareholders meeting) in order to have our initial business combination approved. These quorum and voting thresholds, and the voting agreements of our sponsor, officers and directors, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction.

Our second amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination upon consummation of our initial business combination and after payment of underwriters’ fees and commissions. For example, the proposed initial business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed initial business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A Common Stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all shares of Class A Common Stock submitted for redemption will be returned to the holders thereof.

Limitation on Redemption upon Completion of Our Initial Business Combination if We Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our second amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our Public Offering, which we refer to as the “Excess Shares.” Such restriction shall also be applicable to our affiliates. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed initial business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in the Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in the Public Offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s Deposit/Withdrawal At Custodian (“DWAC”) System, at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the initial business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed initial business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the initial business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the initial business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the initial business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the initial business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the stockholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target until 12 months from the closing of the Public Offering (or up to 18 months if we extend the period of time to consummate our initial business combination pursuant to any Extension Period).

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our second amended and restated certificate of incorporation provides that we will have only 12 months from the closing of the Public Offering (or up to 18 months if we extend the period of time to consummate our initial business combination pursuant to any Extension Period) to complete our initial business combination. If we are unable to complete our initial business combination within such 18-month period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds therefor, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the 18-month time period.

Our Sponsor, officers and directors have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares and private shares held by them if we fail to complete our initial business combination within 12 months from the closing of the Public Offering (or up to 18 months if we extend the period of time to consummate our initial business combination pursuant to any Extension Period). However, if our Sponsor, officers and directors acquire public shares at a later date, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to complete our initial business combination within the allotted 18-month time period.

Our Sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of the ability of holders of our public shares to seek redemption in connection with our initial business combination or our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 12 months from the closing of the Public Offering (or up to 18 months if we extend the period of time to consummate our initial business combination pursuant to any Extension Period) or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A Common Stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $1,736,730 of proceeds held outside the Trust Account, although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the Trust Account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay taxes on interest income earned on the Trust Account balance, we may request the Trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the Public Offering and the sale of the Private Units, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.10. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.10. Under Section 281(b) of the Delaware General Corporation Law (the “DGCL”), our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. We are not aware of any product or service providers who have not or will not provide such waiver other than the underwriters of our Public Offering and our independent registered public accounting firm.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.10 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.10 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of the Company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below (i) $10.10 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our Sponsor to reserve for such indemnification obligations and we cannot assure you that our Sponsor would be able to satisfy those obligations. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.10 per public share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $1,750,000 from the proceeds of the Public Offering with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors. In the event that our offering expenses and other operating costs exceed our estimate of $750,000, we may fund such excess with funds from the funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses and other operating costs are less than our estimate of $750,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 12 months from the closing of the Public Offering (or up to 18 months if we extend the period of time to consummate our initial business combination pursuant to any Extension Period) may be considered a liquidating distribution under Delaware law. If the Company complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the Company, a 90-day period during which the Company may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 12 months from the closing of the Public Offering (or up to 18 months if we extend the period of time to consummate our initial business combination pursuant to any Extension Period), is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination within 12 months from the closing of the Public Offering (or up to 18 months if we extend the period of time to consummate our initial business combination pursuant to any Extension Period), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter subject to lawfully available funds therefor, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following the expiration of such 18-month period and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280 of the DGCL, Section 281(b) requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the Trust Account is remote. Further, our Sponsor may be liable only to the extent necessary to ensure that the amounts in the Trust Account are not reduced below (i) $10.10 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, we cannot assure you we will be able to return $10.10 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our Board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of our second amended and restated certificate of incorporation (A) to modify the substance or timing of the ability of holders of our public shares to seek redemption in connection with our initial business combination or our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 12 months from the closing of the Public Offering (or up to 18 months if we extend the period of time to consummate our initial business combination pursuant to any Extension Period) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination within 12 months from the closing of the Public Offering (or up to 18 months if we extend the period of time to consummate our initial business combination pursuant to any Extension Period), subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the Trust Account. However, in the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account.

Such stockholder must have also exercised its redemption rights as described above. These provisions of our second amended and restated certificate of incorporation, like all provisions of our second amended and restated certificate of incorporation, may be amended with a stockholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

Our executive offices are located at 4218 NE 2nd Avenue, Miami, Florida 33137, and our telephone number is (305) 573-3900. Our executive offices are provided to us by our Sponsor. Commencing on November 2, 2021, we have agreed to pay our Sponsor a total of $15,000 per month for office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

Employees

We currently have three officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

We have registered our Public Units, Class A Common Stock and Warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, accounting principles generally accepted in the United States of America (“GAAP”), or international financing reporting standards (“IFRS”), depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential targets we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination. We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the IPO Closing Date, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the worldwide market value of our common stock held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Corporate Information

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the IPO Closing Date, (b) in which we have total annual gross revenue of at least $1.07 billion (as adjusted for inflation pursuant to SEC rules from time to time), or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th (the end of our second fiscal quarter), and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of any fiscal year for so long as either (1) the market value of our common stock held by non-affiliates does not equal or exceed $250.0 million as of the prior June 30th, or (2) our annual revenues did not equal or exceed $100.0 million during such completed fiscal year and the market value of our common stock held by non-affiliates did not equal or exceed $700.0 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Effecting our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash from the proceeds held in the Trust Account from our Public Offering and the sale of the Private Units, our capital stock, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our business combination or used for redemptions of purchases of our Class A Common Stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the Trust Account. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our Business Combination. In the case of an initial business combination funded with assets other than the Trust Account assets, our tender offer documents or proxy materials disclosing the Business Combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third-party with respect to raising any additional funds through the sale of securities or otherwise.

Our initial stockholders hold 2,875,000 Founder Shares, which automatically convert into shares of Class A Common Stock at the time of our Business Combination on a one-for-one basis, subject to adjustment. In the case that additional shares of Common Stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in our Public Offering and related to the closing of the Business Combination, the ratio at which the Founder Shares shall convert into shares of Common Stock will be adjusted so that the number of shares of Common Stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of all shares of Capital Stock outstanding upon the completion of the Public Offering plus all shares of Common Stock and equity-linked securities issued or deemed issued in connection with the Business Combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in the Business Combination or pursuant to the Private Placement Warrants issued to our Sponsor. Holders of the Founder Shares and holders of our Common Stock will vote together as a single class on all matters submitted to a vote of our stockholders, except as required by law.

In the case of a Business Combination funded with assets other than the Trust Account assets, our tender offer documents or proxy materials disclosing the Business Combination would disclose the terms of the financing and, only if required by law or applicable stock exchange rules, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with a Business Combination. At this time, we are not a party to any arrangement or understanding with any third-party with respect to raising any additional funds through the sale of securities or otherwise in connection with a Business Combination.

Amended and Restated Certificate of Incorporation

Our second amended and restated certificate of incorporation contains certain requirements and restrictions relating to our Public Offering that will apply to us until the consummation of our Business Combination. If we seek to amend any provisions of our second amended and restated certificate of incorporation relating to stockholders’ rights or pre-Business Combination activity, we will provide dissenting public stockholders with the opportunity to redeem their public shares in connection with any such vote. Our initial stockholders have agreed to waive any redemption rights with respect to their Founder Shares and public shares in connection with the completion of our Business Combination. Specifically, our second amended and restated certificate of incorporation provides, among other things, that:

●	prior to the consummation of our Business Combination, we shall either (1) seek stockholder approval of our Business Combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against the proposed Business Combination, into their pro rata share of the aggregate amount then on deposit in our Trust Account, including interest (which interest shall be net of taxes payable) or (2) provide our public stockholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in our Trust Account, including interest (which interest shall be net of taxes payable) in each case subject to the limitations described herein;
●	we will consummate our Business Combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek stockholder approval, a majority of the outstanding shares of Capital Stock voted are voted in favor of the Business Combination;
●	if our Business Combination is not consummated within 18 months from the completion of our Public Offering, then our existence will terminate and we will distribute all amounts in our Trust Account; and
●	prior to our Business Combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from our Trust Account or (ii) vote on any Business Combination.

These provisions cannot be amended without the approval of holders of 65% of Capital Stock. In the event we seek stockholder approval in connection with our Business Combination, our second amended and restated certificate of incorporation provides that we may consummate our Business Combination only if approved by a majority of the shares of Capital Stock voted by our stockholders voting at a duly held stockholders meeting.

Conflicts of Interest

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a Business Combination opportunity. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such Business Combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our Business Combination. Our second amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our Company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. For more information on the conflicts of interest applicable to our officers and directors, please see “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest.”

ITEM 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, before making a decision to invest in our units. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risk Factor Summary

An investment in or ownership of our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described under “Item 1A. Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition, liquidity and results of operations. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

Risks Relating to a Special Purpose Acquisition Company and our Securities

●	We are a newly formed company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
●	Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the initial business combination.
●	The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating an initial business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.
●	We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.10 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.
●	You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

Risks Relating to our Securities

●	You will not be entitled to protections normally afforded to investors of many other blank check companies.
●	If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A Common Stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A Common Stock.
●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share on our redemption of our public shares, or less than such amount in certain circumstances, and our warrants will expire worthless.
●	If the net proceeds of our Public Offering and the sale of the private placement units not being held in the Trust Account are insufficient to allow us to operate for at least the next 18 months, we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.10 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.
●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (“COVID-19”) outbreak and the status of debt and equity markets.
●	We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.
●	We are not registering the shares of Class A Common Stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis. If the issuance of the shares upon exercise of warrants is not registered, qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless.
●	The grant of registration rights to our initial stockholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A Common Stock.
●	Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.
●	We have identified material weaknesses in our internal control over financial reporting as of December 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may materially and adversely affect our business and operating results.
●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

Risks Relating to Lionheart Capital, our Sponsor and our management team

●	Past performance by members of our management team may not be indicative of future performance of an investment in the Company.

●	We may seek business combination opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.
●	Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our officers and directors, some of whom may join us following our initial business combination. The loss of officers and directors could negatively impact the operations and profitability of our post-combination business.
●	Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.
●	We may issue notes or other debt securities, or otherwise incur substantial debt, to complete an initial business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.
●	We may attempt to complete our initial business combination with a private company about which little information is available, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.
●	Our management may not be able to maintain control of a target business after our initial business combination.
●	We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete an initial business combination with which a substantial majority of our stockholders do not agree.
●	We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.
●	Our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.
●	Our warrants and Founder Shares may have an adverse effect on the market price of our Class A Common Stock and make it more difficult to effectuate our initial business combination.

Risks Relating to a Special Purpose Acquisition Company and our Securities

We are a newly formed company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a newly formed company with no operating results, and we commenced limited operations from then IPO Closing Date. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning an initial business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the initial business combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Since our Board may complete an initial business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the initial business combination, unless we seek such stockholder vote.

Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating an initial business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning an initial business combination will be aware that we must complete our initial business combination within 12 months from the closing of the Public Offering (or up to 18 months in total if we extend the period of time to consummate our initial business combination pursuant to any Extension Period). Consequently, such target business may obtain leverage over us in negotiating an initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.10 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our second amended and restated certificate of incorporation provides that we must complete our initial business combination within 12 months from the closing of the Public Offering (or up to 18 months in total if we extend the period of time to consummate our initial business combination pursuant to any Extension Period). We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein, including the impact of events such as the war between Russia and the Ukraine and the continued impact of outbreaks of COVID-19 in both in the U.S. and globally. These factors could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of the COVID-19 Coronavirus may negatively impact businesses we may seek to acquire

If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter subject to lawfully available funds therefor, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.10 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.10 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.10 per share” and other risk factors below.

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our second amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 12 months from the closing of the Public Offering (or up to 18 months in total if we extend the period of time to consummate our initial business combination pursuant to any Extension Period) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity and (iii) the redemption of our public shares if we are unable to complete an initial business combination within 12 months from the closing of the Public Offering (or up to 18 months in total if we extend the period of time to consummate our initial business combination pursuant to any Extension Period), subject to applicable law and as further described herein. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

We may choose not to hold a stockholder vote to approve our initial business combination unless the initial business combination would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other legal reasons. Except as required by law, the decision as to whether we will seek stockholder approval of a proposed initial business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our public shares do not approve of the initial business combination we complete. Please see the section of this Annual Report entitled “Item 1. Business—Stockholders May Not Have the Ability to Approve Our Initial Business Combination” for additional information.

If we seek stockholder approval of our initial business combination, our Sponsor, officers and directors and Nomura have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Our sponsor, officers and directors have agreed to vote any founder shares and private shares held by them, as well as any public shares purchased during or after the Public Offering (including in open market and privately negotiated transactions), in favor of our initial business combination. As a result, in addition to the founder shares and private shares held by our sponsor, officers and directors, we may need only 4,487,501, or 35.9% (assuming all outstanding shares are voted), 481,251, or approximately 3.85% (assuming only the minimum number of shares representing a quorum are voted), of the 12,500,000 public shares sold in the Public Offering to be voted in favor of an initial business combination (assuming only a quorum is present at the shareholders meeting) in order to have our initial business combination approved. Neither of the underwriters has entered into a voting agreement to vote any shares of common stock it may beneficially own in favor of our initial business combination. However, it is very likely that the underwriters may vote in favor of our initial business combination because the deferred underwriting commission is payable to them only upon the consummation of an initial business combination. As a result, in addition to the founder shares and private shares held by our sponsor, officers, directors and the underwriters, we may need only 4,362,501, or 34.9% (assuming all outstanding shares are voted), or 356,251, or approximately 2.85% (assuming only the minimum number of shares representing a quorum are voted), of the 12,500,000 public shares sold in the Public Offering to be voted in favor of an initial business combination (assuming only a quorum is present at the shareholders meeting) in order to have our initial business combination approved. Our initial stockholders beneficially own shares representing 28.2% of our outstanding shares of common stock (including the private shares and excluding the shares of Class B common stock subject to forfeiture). Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our sponsor, officers and directors to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into an initial business combination with a target.

We may seek to enter into an initial business combination agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the initial business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination upon consummation of our initial business combination and after payment of underwriters’ fees and commissions. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of underwriters’ fees and commissions or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into an initial business combination with us.

If we seek stockholder approval of our initial business combination, our Sponsor, directors, officers, advisors and their affiliates may elect to purchase shares or warrants from public stockholders, which may influence a vote on a proposed initial business combination and reduce the public “float” of our Class A Common Stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors or their affiliates may purchase public shares or public warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase public shares or public warrants in such transactions.

Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination, or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrantholders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our Class A Common Stock or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents mailed to such holders, or up to two business days prior to the vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these or any other procedures, its shares may not be redeemed. See the section of this Annual Report entitled “Item 1. Business—Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination—Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights.”

We may issue our shares to investors in connection with our initial business combination at a price which is less than the prevailing market price of our shares at that time.

In connection with our initial business combination, we may issue shares to investors in private placement transactions (so-called PIPE transactions) at a price of $10.00 per share or which approximates the per-share amounts in our trust account at such time, which is generally approximately $10.00. A purpose of such issuances may be to enable us to provide sufficient liquidity to the post-business combination entity. The price of the shares we issue may therefore be less, and potentially significantly less, than the market price for our shares at such time.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B Common Stock results in the issuance of Class A shares on a greater than one-to-one basis upon conversion of the Class B Common Stock at the time of our Business Combination. The above considerations may limit our ability to complete the most desirable Business Combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay the deferred underwriting commissions.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

If the net proceeds of the Public Offering and the Private Placement not being held in the Trust Account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our Sponsor or management team to fund our search for an initial business combination, to pay our taxes and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.

Of the net proceeds of the Public Offering and the sale of the private securities, only approximately $1,750,000 will be available to us initially outside the trust account to fund our working capital requirements. In the event that our offering expenses and other operating costs exceed our estimate of $750,000, we may fund such excess with funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. The amount held in the trust account will not be impacted as a result of such increase or decrease. Conversely, in the event that the offering expenses and other operating costs are less than our estimate of $750,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. None of our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit, or warrants, at a price of $1.00 per warrant, at the option of the lender. The units would be identical to the private placement units and the warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.10 per share on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.10 per share on the redemption of their shares. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.10 per share” and other risk factors below.

Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination. Accordingly, any stockholders who choose to remain stockholders following the initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the initial business combination constituted an actionable material misstatement or omission.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.10 per share.

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. We are not aware of any product or service providers who have not or will not provide such waiver other than the underwriters of our Public Offering and our independent registered public accounting firm.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.10 per share initially held in the Trust Account, due to claims of such creditors. Pursuant to the letter agreement (the “Letter Agreement”), our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.10 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.10 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.10 per public share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $10.10 per share due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations.

While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public stockholders may be reduced below $10.00 per share.

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers, directors and Nomura have agreed to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account and not to seek recourse against the Trust Account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the Trust Account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and we and our Board may be exposed to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our Board may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.10 per share on the redemption of their shares. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.10 per share” and other risk factors below.

We may seek business combination opportunities with a financially unstable business or an entity lacking an established record of revenue, cash flow or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.

To the extent we complete our initial business combination with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our initial business combination with an affiliated entity or our Board cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our Board, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial business combination.

We may issue additional common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A Common Stock upon the conversion of the Class B Common Stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our second amended and restated certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our second amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of Class A common stock, par value $0.0001 per share, 50,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. At December 31, 2021, there were 100,000,000 and 46,875,000 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance, which amount takes into account the shares of Class A common stock reserved for issuance upon exercise of outstanding warrants but not the shares of Class A common stock issuable upon conversion of Class B common stock. At December 31, 2021, there were no shares of preferred stock issued and outstanding. Shares of Class B common stock are convertible into shares of our Class A common stock initially at a one-for-one ratio but subject to adjustment as set forth herein, including in certain circumstances in which we issue Class A common stock or equity-linked securities related to our initial business combination.

We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination (although our second amended and restated certificate of incorporation will provide that we may not issue securities that can vote with common stockholders on matters related to our pre-initial business combination activity). We may also issue shares of Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our second amended and restated certificate of incorporation. However, our second amended and restated certificate of incorporation will provide, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. These provisions of our second amended and restated certificate of incorporation, like all provisions of our second amended and restated certificate of incorporation, may be amended with the approval of our stockholders. However, our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our second amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 12 months from the closing of the Public Offering (or up to 18 months in total if we extend the period of time to consummate our initial business combination pursuant to any Extension Period) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares.

The issuance of additional shares of common or preferred stock:

●	may significantly dilute the equity interest of investors in our Public Offering;
●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;
●	could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and
●	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.10 per share on the redemption of their shares. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.10 per share” and other risk factors below.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our officers and directors, some of whom may join us following our initial business combination. The loss of officers and directors could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our officers and directors. The role of our officers and directors in the target business, however, cannot presently be ascertained. Although some of our officers and directors may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we employ after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements. In addition, the officers and directors of an initial business combination candidate may resign upon completion of our initial business combination. The departure of an initial business combination target’s officers and directors could negatively impact the operations and profitability of our post-combination business. The role of an initial business combination candidate’s officers and directors upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an initial business combination candidate’s management team will remain associated with the initial business combination candidate following our initial business combination, it is possible that members of the management of an initial business combination candidate will not wish to remain in place. The loss of officers and directors could negatively impact the operations and profitability of our post-combination business.

We are dependent upon our executive officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our executive officers and directors, at least until we have completed our initial business combination. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our officers and directors may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest n determining whether a particular business combination is the most advantageous.

Our officers and directors may be able to remain with the company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the initial business combination. Such negotiations would take place simultaneously with the negotiation of the initial business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the initial business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our officers and directors will remain with us after the completion of our initial business combination. We cannot assure you that any of our officers and directors will remain in senior management or advisory positions with us. The determination as to whether any of our officers and directors will remain with us will be made at the time of our initial business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our stockholders’ investment in us.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders who choose to remain stockholders following the initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for an initial business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in other business endeavors for which he may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors may also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Following the completion of the Public Offering and until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our sponsor and officers and directors are, and may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business including, Lionheart II and Lionheart IV. For example, Mr. Sternberg is the Chairman, President and Chief Executive Officer of Lionheart II. On July 12, 2021, Lionheart II announced its initial business combination with MSP Recovery, a leader in data-driven solutions that recovers improperly paid benefits on behalf of Medicare, Medicaid and other commercial payers. The consummation of the acquisition is subject to customary conditions and is currently expected to close during the first quarter of 2022. Upon closing, the combined company is expected to list on Nasdaq under the ticker symbol “MSPR.” Mr. Sternberg is also the Chairman, President and Chief Executive Officer of the recently incorporated Lionheart IV, a SPAC that may seek to acquire a broad range of businesses upon the completion of its public offering.

Our directors and officers also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties, including Lionheart II and Lionheart IV. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. Our sponsor and directors and officers are also not prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial business combinations, prior to us completing our initial business combination. Our management team, in their capacities as directors, officers or employees of our sponsor or its affiliates or in their other endeavors, may choose to present potential business combinations to the related entities described above, current or future entities affiliated with or managed by our sponsor, or third parties, before they present such opportunities to us, subject to his or her fiduciary duties under Delaware law and any other applicable fiduciary duties. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our second amended and restated certificate of incorporation will provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she may honor these obligations and duties to present such business combination opportunity to such entities first, including Lionheart II or Lionheart IV, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. We do not believe, however, that (aside from Lionheart II or Lionheart IV) the fiduciary, contractual or other obligations or duties of our officers or directors will materially affect our ability to complete our initial business combination.

For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see the sections of this Annual Report entitled “Management—Directors and Officers,” “Management—Conflicts of Interest” and “Certain Relationships and Related Party Transactions.”

We may engage in an initial business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, officers or directors. Our directors also serve as officers and board members for other entities, including, without limitation, those described under the section of this Annual Report entitled “Management—Conflicts of Interest.” Such entities may compete with us for business combination opportunities. Our Sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning an initial business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for an initial business combination as set forth in the section of this Annual Report entitled “Proposed Business—Selection of a Target Business and Structuring of our Initial Business Combination” and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, regarding the fairness to our stockholders from a financial point of view of an initial business combination with one or more domestic or international businesses affiliated with our officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the initial business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Since our Sponsor, officers and directors will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

In January 2021, our sponsor purchased an aggregate of 2,875,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.009 per share. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares after the Public Offering (excluding the private shares). The founder shares will be worthless if we do not complete an initial business combination. Simultaneously with the closing of the Public Offering, the Sponsor purchased 2,000,000 private warrants, at a purchase price of $1.00 per private warrant, for an aggregate purchase price of $2,000,000, and 275,000 private placement units, at a purchase price of $10.00 per private placement unit, for an aggregate price of $2,750,000, and the underwriters purchased 125,000 private placement units at a price of $10.00 per private placement unit, for an aggregate purchase price of $1,250,000, from the Company in a private placement. In addition, we have granted our sponsor an option to purchase up to 3,000,000 units at a purchase price of $10.00 per unit in a private placement closing immediately prior to the closing of our initial business combination. Our sponsor may exercise such option only with our consent. Holders of founder shares have agreed (A) to vote any shares owned by them in favor of any proposed initial business combination and (B) not to redeem any founder shares in connection with a stockholder vote to approve a proposed initial business combination. In addition, we may obtain loans from our sponsor, affiliates of our sponsor or an officer or director. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

We may only be able to complete one business combination with the proceeds the Public Offering, and the Private Placement received by us, which will cause us to be solely dependent on a single business which may have a limited number of services and limited operating activities. This lack of diversification may negatively impact our operating results and profitability.

Of the net proceeds from the Public Offering and the sale of the private securities, $116,150,000 will be available to complete our initial business combination and pay related fees and expenses (which includes $4,025,000 for the payment of deferred underwriting commissions). We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry.

Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. We do not, however, intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our second amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination that our stockholders may not support.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our second amended and restated certificate of incorporation will require the approval of holders of 65% of our common stock, and amending our warrant agreement will require a vote of holders of at least 50% of the outstanding warrants. In addition, our second amended and restated certificate of incorporation requires us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our second amended and restated

certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 12 months from the closing of the Public Offering (or up to 18 months in total if we extend the period of time to consummate our initial business combination pursuant to any Extension Period) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity. To the extent any such amendments would be deemed to fundamentally change the nature of any securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

The provisions of our second amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account), including an amendment to permit us to withdraw funds from the Trust Account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated, may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our second amended and restated certificate of incorporation and the Trust Agreement to facilitate the completion of an initial business combination that some of our stockholders may not support.

Our second amended and restated certificate of incorporation provides that any of its provisions related to pre-initial business combination activity (including the requirement to deposit proceeds of the Public Offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein and including to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated) may be amended if approved by holders of 65% of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances, our second amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. We may not issue additional securities that can vote on amendments to our second amended and restated certificate of incorporation. Our initial stockholders beneficially own 21.55% of our common stock after the closing of the Public Offering (including the private shares and excluding the shares of Class B common stock subject to forfeiture), will participate in any vote to amend our second amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our second amended and restated certificate of incorporation which govern our pre-initial business combination behavior more easily than some other blank check companies, and this may increase our ability to complete an initial business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our second amended and restated certificate of incorporation.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our second amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 12 months from the closing of the Public Offering (or up to 18 months in total if we extend the period of time to consummate our initial business combination pursuant to any Extension Period) or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our sponsor, officers and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	higher costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;
●	rules and regulations regarding currency redemption;
●	complex corporate withholding taxes on individuals;
●	laws governing the manner in which future business combinations may be effected;
●	tariffs and trade barriers;
●	regulations related to customs and import/export matters;
●	longer payment cycles and challenges in collecting accounts receivable;
●	tax issues, including but not limited to tax law changes and variations in tax laws as compared to the United States;
●	tax issues, including but not limited to tax law changes and variations in tax laws as compared to the United States;
●	currency fluctuations and exchange controls;
●	rates of inflation;
●	cultural and language differences;
●	employment regulations;
●	changes in industry, regulatory or environmental standards within the jurisdictions where we operate;
●	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters, wars, conflicts including between Russia and Ukraine and the surrounding region, sanctions or other geopolitical events globally;
●	deterioration of political relations with the United States; and
●	government appropriations of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.

Risks Relating to our Securities

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the Public Offering and the Private Placement are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000 following the Public Offering and the Private Placement and have filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419.

Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we may have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if the Public Offering had been subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial business combination.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A Common Stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A Common Stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our second amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the Public Offering without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share on our redemption of our public shares, or less than such amount in certain circumstances, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities competing for the types of businesses we intend to acquire, including Lionheart II and Lionheart IV. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more industry knowledge than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Public Offering and the sale of the private securities, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, because we are obligated to pay cash for the shares of Class A common stock which our public stockholders redeem in connection with our initial business combination, target companies will be aware that this may reduce the resources available to us for our initial business combination. This may place us at a competitive disadvantage in successfully negotiating an initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.10 per share upon our liquidation. See “- If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.10 per share” and other risk factors below.

If the net proceeds of our Public Offering and the sale of the private placement units not being held in the Trust Account are insufficient to allow us to operate for at least 12 months from the closing of the Public Offering (or up to 18 months in total if we extend the period of time to consummate our initial business combination pursuant to any Extension Period), we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.10 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

The funds available to us outside of the Trust Account may not be sufficient to allow us to operate for at least the next 12 months from the closing of the Public Offering (or up to 18 months in total if we extend the period of time to consummate our initial business combination pursuant to any Extension Period), assuming that our initial business combination is not completed during that time. We believe that, following the Public Offering and the Private Placement, the funds available to us outside of the Trust Account will be sufficient to allow us to operate for at least the next 18 months; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed initial business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.10 per share upon our liquidation. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.10 per share” and other risk factors below.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (“COVID-19”) outbreak and the status of debt and equity markets.

The outbreak of the COVID-19 pandemic has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide. We may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors, if the target company’s personnel, vendors and service providers are unavailable to negotiate and consummate a transaction in a timely manner, or if COVID-19 causes a prolonged economic downturn. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a business combination may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events.

We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on Nasdaq. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

We are not registering the shares of Class A Common Stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis. If the issuance of the shares upon exercise of warrants is not registered, qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless.

We are not registering the shares of Class A Common Stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement (the “Warrant Agreement”) with our transfer agent, we have agreed that as soon as practicable, but in no event later than 30 days after the closing of our initial business combination, we will use our best efforts to file with the SEC a registration statement for the registration under the Securities Act of the shares of Class A Common Stock issuable upon exercise of the warrants and thereafter will use our best efforts to cause the same to become effective within 60 business days following the closing of our initial business combination and to maintain a current prospectus relating to the Class A common Stock issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the Warrant Agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the foregoing, if a registration statement covering the Class A Common Stock issuable upon exercise of the warrants is not effective within a specified period following the consummation of our initial business combination, warrantholders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and there is no exemption available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of Class A Common Stock included in the units. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such shares of common stock under the blue sky laws of those states in which the warrants were offered by us in the Public Offering. However, there may be instances in which holders of our Public Warrants may be unable to exercise such Public Warrants but holders of our Private Warrants may be able to exercise such Private Warrants.

The grant of registration rights to our initial stockholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A Common Stock.

Pursuant to an agreement to be entered into concurrently with the issuance and sale of the securities in the Public Offering, our initial stockholders and their permitted transferees can demand that we register the Private Units, the private shares, the Private Warrants, the shares of Class A Common Stock issuable upon exercise of the Private Warrants or upon conversion of the founder shares, or to be held, by them and holders of units that may be issued upon conversion of working capital loans and the shares of Class A Common Stock and warrants included in such units may demand that we register such units, warrants or the Class A Common Stock issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A Common Stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A Common Stock that is expected when the securities owned by our initial stockholders or holders of working capital loans or their respective permitted transferees are registered.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We will seek to complete a business combination with an operating company in any sector in the United States (which may include a company based in the United States which has operations or opportunities outside the United States), except that we will not, under our second amended and restated certificate of incorporation, be permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations. Because we have not yet selected any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our Public Units are listed on Nasdaq, and the shares of our Class A Common Stock and Public Warrants underlying such units are separately listed on Nasdaq under the trading symbols “LION” and “LIONW,” respectively. Although we currently meet the Nasdaq listing standards, we cannot assure you that our securities will be, or will continue to be, listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, based on Nasdaq’s current listing standards, we must maintain a minimum market value of listed securities of $50,000,000 and a minimum of 400 holders of our listed securities. Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, based on Nasdaq’s current listing standards, our stock price would be required to be at least $4.00 per share, the market value of listed securities would be required to be at least $75 million (or we would need to satisfy certain stockholders’ equity or total assets and total revenue requirements). Further, Nasdaq rules changes that went into effect in August 2019 may make it more difficult to maintain our listing after our business combination. Under these rules, restricted securities, including those subject to a contractual lock-up, will not count toward the $5.0 million stockholder equity minimum. Additionally, we would be required to have a minimum of 400 round lot holders (with at least 50% of such round lot holders holding securities with a market value of at least $2,500) of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Public Units, Class A Common Stock and Public Warrants are listed on Nasdaq, our units, Class A Common Stock and Public Warrants will be covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities, including in connection with our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and
●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;
●	adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete an initial business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement (the “Trust Agreement”), the Trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Investments in the Company’s securities is not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our second amended and restated

certificate of incorporation (A) to modify the substance or timing of the ability of holders of our public shares to seek redemption in connection with our initial business combination or our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 12 months from the IPO Closing Date (or up to 18 months in total if we extend the period of time to consummate our initial business combination pursuant to any Extension Period) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination within 12 months from the IPO Closing Date (or up to 18 months in total if we extend the period of time to consummate our initial business combination pursuant to any Extension Period), our return of the funds held in the Trust Account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial business combination or may result in our liquidation. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share on the liquidation of our Trust Account and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly.

Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination and results of operations.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 12 months from the closing of the Public Offering (or up to 18 months if we extend the period of time to consummate our initial business combination pursuant to any Extension Period) may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 18th month from the IPO Closing Date in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 12 months from the IPO Closing Date (or up to 18 months in total if we extend the period of time to consummate our initial business combination pursuant to any Extension Period) is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

If you exercise your public warrants on a “cashless basis,” you will receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.

There are circumstances in which the exercise of the Public Warrants may be required or permitted to be made on a cashless basis. First, if a registration statement covering the shares of Class A Common Stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of our initial business combination, warrantholders may, until such time as there is an effective registration statement, exercise warrants on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption. Second, if a registration statement covering the Class A Common Stock issuable upon exercise of the warrants is not effective within a specified period following the consummation of our initial business combination, warrantholders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available; if that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. Third, if we call the Public Warrants for redemption, our management will have the option to require all holders that wish to exercise warrants to do so on a cashless basis. In the event of an exercise on a cashless basis, a holder would pay the warrant exercise price by surrendering the warrants for that number of shares of Class A Common Stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A Common Stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (as defined in the next sentence) by (y) the fair market value. The “fair market value” is the average last reported sale price of the Class A Common Stock for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, you would receive fewer shares of Class A Common Stock from such exercise than if you were to exercise such warrants for cash.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of shares of our Class A common stock purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants will be issued in registered form under the Warrant Agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The Warrant Agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding warrants approve of such amendment. Although our ability to amend the terms of the Public Warrants with the consent of at least 50% of the then outstanding warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock, shorten the exercise period or decrease the number of shares of our Class A Common Stock purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Class A Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such shares of common stock under the blue sky laws of those states in which the warrants were offered by us in the Public Offering. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the Private Warrants will be redeemable by us so long as they are held by our Sponsor or its permitted transferees.

Our initial stockholders currently own an aggregate of 2,875,000 Founder Shares. The Founder Shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our sponsor makes any working capital loans, up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit, or warrants, at a price of $1.00 per warrant, at the option of the lender. The units would be identical to the Private Units and the warrants would be identical to the Private Warrants. To the extent we issue shares of Class A common stock to effectuate an initial business combination, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants and conversion rights could make us a less attractive business combination vehicle to a target business. Any such issuance will increase the number of issued and outstanding shares of our Class A common stock and reduce the value of the shares of Class A common stock issued to complete the initial business combination. Therefore, our warrants and founder shares may make it more difficult to effectuate an initial business combination or increase the cost of acquiring the target business.

The Private Warrants included in the Private Units are identical to the Public Warrants sold as part of the Public Units in our Public Offering, except that so long as they are held by the initial purchasers of the Private Units or their permitted transferees: (i) they will not be redeemable by us, (ii) they (including the Class A Common Stock issuable upon the exercise of the Private Warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of our initial business combination and (iii) they may be exercised by the holders for cash or on a cashless basis, as described in this Annual Report.

Because each unit contains one-half of one redeemable warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-half of one redeemable warrant. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. Accordingly, unless you purchase at least two units, you will not be able to receive or trade a whole warrant. This is different from other offerings similar to ours whose units include one share of common stock and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of an initial business combination since the warrants will be exercisable in the aggregate for one-half of the number of shares compared to units that each contain a whole warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included a warrant to purchase one whole share.

We have identified material weaknesses in our internal control over financial reporting as of December 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may materially and adversely affect our business and operating results.

On March 31, 2022, our management and our audit committee concluded that a disclosure in regard to related parties was not disclosed within the notes to our audited financial statements. As a result, we identified a material weakness in our internal controls over financial reporting. See “Note 5—Related Party Transactions—General Legal Counsel” to our audited financial statements included elsewhere in this Annual Report on Form 10-K for a discussion about the noted related party transaction. In addition, our management identified a material weakness in internal controls related to the review of accrued liabilities. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have determined that if we are unable to complete a business combination by November 8, 2022 (absent any extensions of such period with shareholder approval), then we will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Annual Report on Form 10-K do not include any adjustments that might result from our inability to continue as a going concern.

A provision of our warrant agreement may make it more difficult for use to consummate an initial business combination.

Unlike most blank check companies, if we issue additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a newly issued price of less than $9.20 per share of common stock, then the exercise price of the warrants will be adjusted to be equal to 115% of the newly issued price. This may make it more difficult for us to consummate an initial business combination with a target business.

The determination of the offering price of our units and the size of our Public Offering is more arbitrary than the pricing of securities and size of an offering of an operating company in a particular industry. You may have less assurance, therefore, that the offering price of our units properly reflects the value of such units than you would have in a typical offering of an operating company.

Prior to the Public Offering there has been no public market for any of our securities. The public offering price of the units and the terms of the warrants were negotiated between us and the underwriters. In determining the size of our Public Offering, management held customary organizational meetings with representatives of the underwriters, both prior to our inception and thereafter, with respect to the state of capital markets, generally, and the amount the underwriters believed they reasonably could raise on our behalf. Factors considered in determining the size of our Public Offering, prices and terms of the units, including the Class A Common Stock and warrants underlying the units, include:

●	the history and prospects of companies whose principal business is the acquisition of other companies;
●	the history and prospects of companies whose principal business is the acquisition of other companies;
●	prior offerings of those companies;
●	our prospects for acquiring an operating business;
●	a review of debt to equity ratios in leveraged transactions;
●	our capital structure;
●	an assessment of our management and their experience in identifying operating companies;
●	general conditions of the securities markets at the time of our Public Offering; and
●	other factors as were deemed relevant.

Although these factors were considered, the determination of our offering price is more arbitrary than the pricing of securities of an operating company in a particular industry since we have no historical operations or financial results.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on an initial business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, GAAP or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the

PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies and smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the worldwide market value of our common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the end of the prior June 30th, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report on Form 10-K. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

Provisions in our second amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A Common Stock and could entrench management.

Our second amended and restated certificate of incorporation will contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include the ability of our Board to designate the terms of and issue new series of preferred shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Our second amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, other employees or stockholders for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel, which may have the effect of discouraging lawsuits against our directors, officers, other employees or stockholders.

Our second amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, other employees or stockholders for breach of fiduciary duty and other similar actions be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel except any action (A) as to which the Court of Chancery in the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, (C) for which the Court of Chancery does not have subject matter jurisdiction, or (D) any action arising under the Securities Act, as to which the Court of Chancery and the federal district court for the District of Delaware shall have concurrent jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our second amended and restated certificate of incorporation. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. However, there is no assurance that a court would enforce the choice of forum provision contained in our second amended and restated certificate of incorporation. If a court were to find such provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Our second amended and restated certificate of incorporation provides that the exclusive forum provision will be applicable to the fullest extent permitted by applicable law. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As a blank check company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Risks Relating to Our Management Team

Past performance by members of our management team and their respective affiliates may not be indicative of future performance of an investment in the Company.

Information regarding performance by our management team and their respective affiliates, including BurgerFi, Lionheart II and Lionheart IV, is presented for informational purposes only. Past performance by members of our management team and their respective affiliates, including BurgerFi, Lionheart II and Lionheart IV, is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. You should not rely on the historical record of members of our management team’s performance, including BurgerFi, Lionheart II and Lionheart IV, as indicative of our future performance of an investment in the company or the returns the company will, or is likely to, generate going forward.

We may seek business combination opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.

We may consider an initial business combination outside of our management’s area of expertise if an initial business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in the Public Offering than a direct investment, if an opportunity were available, in an initial business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report on Form 10-K regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our officers and directors, some of whom may join us following our initial business combination. The loss of officers and directors could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our officers and directors. The role of our officers and directors in the target business, however, cannot presently be ascertained. Although some of our officers and directors may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we employ after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements. In addition, the officers and directors of an initial business combination candidate may resign upon completion of our initial business combination. The departure of an initial business combination target’s officers and directors could negatively impact the operations and profitability of our post-combination business. The role of an initial business combination candidate’s officers and directors upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an initial business combination candidate’s management team will remain associated with the initial business combination candidate following our initial business combination, it is possible that members of the management of an initial business combination candidate will not wish to remain in place. The loss of officers and directors could negatively impact the operations and profitability of our post-combination business.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into an initial business combination with a target business that is affiliated with our Sponsor, our directors or officers, although we do not intend to do so. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete an initial business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt following our Public Offering, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per-share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
●	our inability to pay dividends on our common stock;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and
●	other disadvantages compared to our competitors who have less debt.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our initial business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our initial business combination.

We may structure an initial business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of Class A Common Stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete an initial business combination with which a substantial majority of our stockholders do not agree.

Our second amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination upon consummation of our initial business combination and after payment of underwriters’ fees and commissions. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A Common Stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, all shares of Class A Common Stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We have not selected any specific business combination target but intend to target businesses larger than we could acquire with the net proceeds of our Public Offering and the sale of the Private Units. As a result, we may be required to seek additional financing to complete such proposed initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, the amount of additional financing we may be required to obtain could increase as a result of future growth capital needs for any particular transaction, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination and/or the terms of negotiated transactions to purchase shares in connection with our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share plus any pro rata interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes on the liquidation of our Trust Account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $10.10 per share on the liquidation of our Trust Account, and our warrants will expire worthless. Furthermore, as described in the risk factor entitled “If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.10 per share,” under certain circumstances our public stockholders may receive less than $10.10 per share upon the liquidation of the Trust Account.

Our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders own shares representing 28.2% of our issued and outstanding shares of common stock (including the private shares). Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our second amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A Common Stock. In addition, our Board, whose members were elected by certain of our initial stockholders, will be elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the initial business combination. If there is an annual meeting our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial business combination.

Our warrants and Founder Shares may have an adverse effect on the market price of our Class A Common Stock and make it more difficult to effectuate our initial business combination.

We issued warrants to purchase 6,250,000 shares of our Class A Common Stock as part of the units offered in the Public Offering and, simultaneously with the closing of the Public Offering, we issued 275,000 units in the Private Placement.

ITEM 2. Properties

Our executive offices are located at 4218 NE 2nd Avenue, Miami, Florida 33137 and our telephone number is (305) 573-3900. Our executive offices are provided to us by our Sponsor. Commencing on November 2, 2021, we have agreed to pay our Sponsor a total of $15,000 per month for office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

ITEM 3. Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding in the 12 months preceding the date of this Annual Report.

ITEM 4. Mine Safety Disclosures

None.

PART II

ITEM 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)Market Information

Our Public Units began trading on the Nasdaq under the symbol “LIONU” on August 14, 2020. On December 7, 2021, we announced that holders of our units could elect to separately trade the Class A Common Stock and Public Warrants included in the units, or continue to trade the units without separating them. On December 7, 2021, the Class A Common Stock and Public Warrants began trading on Nasdaq under the symbols “LION” and “LIONW,” respectively. Each whole warrant entitles the holder to purchase of one share of Class A Common Stock at a price of $11.50 per share. Warrants may only be exercised for a whole number of shares of Class A Common Stock and will become exercisable on the later of 30 days after the completion of our initial business combination or 12 months from the IPO Closing Date. Our warrants expire five years after the completion of our business combination or earlier upon redemption or liquidation as described in “Item 1. Business.”

(b)Holders

As of April 7, 2022, there were five holders of record of our Units, one holder of record of our separately traded shares of Class A Common Stock and two holders of record of our separately traded Public Warrants.

(c)Dividends

We have not paid any cash dividends on our Class A Common Stock or Class B Common Stock to date and do not intend to pay cash dividends in the foreseeable future. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our business combination will be within the discretion of our Board at such time. In addition, our Board is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

In January 2021, our Sponsor purchased 2,875,000 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.009 per share.

The sales of the above securities by the Company were exempt from registration in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

Use of Proceeds

On November 3, 2021, our registration statement on Form S-1 (File No. 333-254479) was declared effective by the SEC for the Public Offering pursuant to which we sold an aggregate of 12,500,000 Units at an offering price to the public of $10.00 per Unit, including 1,000,000 Units as a result of the underwriter’s full exercise of its over-allotment option, generating gross proceeds of $125,000,000.

After deducting the underwriting discounts and commissions (excluding the deferred underwriting commissions, which amount will be payable upon the consummation of our Business Combination, if consummated) and the offering expenses, the total net proceeds from our Public Offering and the sale of the Private Units were $127,986,730, of which $126,250,000 (or $10.10 per Public Unit sold in the Public Offering) was placed in the Trust Account in the United States maintained by the Trustee.

Through December 31, 2021, we incurred approximately $7,388,270 for costs and expenses related to the Public Offering. At the closing of the Public Offering, we paid a total of $2,500,000 in underwriting discounts and commissions. In addition, the underwriter agreed to defer $4,375,000 in underwriting commissions, which amount will be payable upon consummation of our Business Combination, if consummated. There has been no material change in the planned use of proceeds from our Public Offering as described in our final prospectus dated November 3, 2021 which was filed with the SEC.

Our Sponsor, executive officers and directors have agreed, and our second amended and restated certificate of incorporation provides, that we will have only 12 months from the IPO Closing Date (or up to 18 months in total if we extend the period of time to consummate our initial business combination pursuant to any Extension Period) to complete our Business Combination. If we are unable to complete our Business Combination within such 18-month period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in our Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

As of December 31, 2021, after giving effect to our Public Offering and our operations subsequent thereto, approximately $126,250,000 was held in the Trust Account, and we had approximately $1,736,730 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable Business Combination, and for general corporate matters.

ITEM 6. [Reserved]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company formed under the laws of the State of Delaware on January 14, 2021 for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 14, 2021 (inception) through December 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from January 14, 2021 (inception) through December 31, 2021, we had net loss of $343,028, which consisted of operating and formation costs of $344,618, offset by interest earned on marketable securities held in the Trust Account of $1,590.

Liquidity and Capital Resources

On November 8, 2021, we consummated the Initial Public Offering of 12,500,000 Units, which includes the full exercise by the underwriter of its over-allotment option in the amount of 1,000,000 Units, at $10.00 per Unit, generating gross proceeds of $125,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 2,000,000 Private Placement Warrant at a price of $1.00 per Private Placement Warrant and the sale of 400,000 Private Placement Units in a private placement to the Sponsor, Nomura, and the Underwriters, generating gross proceeds of $6,000,000.

Following the Initial Public Offering on November 8, 2021, including the full exercise of the over-allotment option, and the Private Placement, a total of $126,250,000 (or $10.10 per Unit) was placed in the Trust Account. We incurred $7,438,270 in Initial Public Offering related costs, including $2,500,000 of underwriting fees, $4,375,000 of deferred underwriting fees, and $513,270 of other offering costs.

For the period from January 14, 2021 (inception) through December 31, 2021, cash used in operating activities was $406,173. Net loss of $343,028 was affected by interest earned on marketable securities held in the Trust Account of $1,590. Changes in operating assets and liabilities used $61,555 of cash for operating activities.

As of December 31, 2021, we had marketable securities held in the Trust Account of $126,251,590 (including approximately $1,590 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2021, we have not withdrawn any interest earned from the Trust Account.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2021, we had cash of $1,416,688. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units.

Going Concern

We have until November 8, 2022 to consummate an initial business combination. It is uncertain that we will have sufficient liquidity to fund the working capital needs of the Company until the liquidation date and/or through twelve months from the issuance of this report. Additionally, it is uncertain that we will be able to consummate an initial business combination by this time. The Company may not have sufficient liquidity to fund the working capital needs of the Company until November 8, 2022, the liquidation date. If an initial business combination is not consummated by the liquidation date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after November 8, 2022.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor a total of $15,000 per month for office space, utilities and secretarial and administrative support. We began incurring these fees on November 2, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $4,375,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Class A Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our balance sheet.

Net Loss per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Net income (loss) per share of common stock is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the respective period. Accretion associated with the redeemable shares of common stock is excluded from income (loss) per common share as the redemption value approximates fair value.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on February 24, 2021, 2021. Adoption of the ASU 2020-06 did not have an impact our financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 8. Financial Statements and Supplementary Data

LIONHEART III CORP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Lionheart III Corp

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Lionheart III Corp (the “Company”) as of December 31, 2021, the related statements of operations, stockholders’ deficit and cash flows for the period from January 14, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from January 14, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

Houston, TX

April 13, 2022

LIONHEART III CORP

BALANCE SHEET

December 31, 2021

ASSETS
Current Assets
Cash	$1,416,688
Prepaid expenses - Short-term	269,097
Total Current Assets	1,685,785

Prepaid expenses - Long-term	82,833
Marketable securities held in Trust Account	126,251,590
TOTAL ASSETS	$128,020,208

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accrued expenses	$290,375
Accrued offering costs	61,131
Total Current Liabilities	351,506

Deferred underwriting payable	4,375,000
Total Liabilities	4,726,506

Commitments (Note 6)

Class A common stock subject to possible redemption 12,500,000 shares at redemption value	126,250,000

Stockholders' Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 400,000 shares issued and outstanding (excluding 12,500,000 shares subject to possible redemption)	40
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 3,125,000 shares issued and outstanding	313
Additional paid-in capital	—
Accumulated deficit	(2,956,651)
Total Stockholders' Deficit	(2,956,298)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$128,020,208

The accompanying notes are an integral part of the financial statements.

LIONHEART III CORP

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JANUARY 14, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Operating and formation costs	$344,618
Loss from operations	(344,618)

Other income:
Interest earned on marketable securities held in Trust Account	1,590
Other income	1,590

Net loss	$(343,028)

Basic and diluted weighted average shares outstanding, Class A Common Stock	1,947,863
Basic and diluted net loss per common share, Class A Common Stock	$(0.07)
Basic and diluted weighted average shares outstanding, Class B Common Stock	2,912,749
Basic and diluted net loss per common share, Class B Common Stock	$(0.07)

The accompanying notes are an integral part of the financial statements.

LIONHEART III CORP

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM JANUARY 14, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 14, 2021 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Initial Stockholders	—	—	3,125,000	313	24,687	—	25,000

Sale of 400,000 Common Stock in Private Placement Units	400,000	40	—	—	3,999,960	—	4,000,000

Sale of 2,000,000 Private Placement Warrants	—	—	—	—	2,000,000	—	2,000,000

Fair Value of Public Warrants	—	—	—	—	3,875,000	—	3,875,000

Allocated value of transaction costs to warrants	—	—	—	—	(251,816)	—	(251,816)

Accretion to amount subject to redemption	—	—	—	—	(9,647,831)	(2,613,623)	(12,261,454)

Net loss	—	—	—	—	—	(343,028)	(343,028)
Balance - December 31, 2021	400,000	$40	3,125,000	$313	$—	$(2,956,651)	$(2,956,298)

The accompanying notes are an integral part of the financial statements.

LIONHEART III CORP

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 14, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Cash Flows from Operating Activities:
Net loss	$(343,028)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,590)
Changes in operating assets and liabilities:
Prepaid expenses - short-term	(269,097)
Prepaid expenses - long-term	(82,833)
Accrued expenses	290,375
Net cash used in operating activities	(406,173)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(126,250,000)
Net cash used in investing activities	(126,250,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to the Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	122,500,000
Proceeds from sale of Private Placement Units	4,000,000
Proceeds from sale of Private Placement Warrants	2,000,000
Advances from related party	12,000
Repayment of advances from related party	(12,000)
Proceeds from promissory note - related party	75,000
Repayment of promissory note - related party	(75,000)
Payment of offering costs	(452,139)
Net cash provided by financing activities	128,072,861

Net Change in Cash	1,416,688
Cash — Beginning of period	—
Cash — End of period	$1,416,688

Non-Cash investing and financing activities:
Deferred underwriting fee payable	$4,375,000
Offering costs included in accrued offering costs	$339,131

The accompanying notes are an integral part of the financial statements.

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, AND GOING CONCERN

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

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from January 14, 2021 (inception) through December 31, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statements for the Company’s Initial Public Offering were declared effective on November 3, 2021. On November 8, 2021, the Company consummated the Initial Public Offering of 12,500,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriter of its over-allotment option in the amount of 1,000,000 Units, at $10.00 per Unit, generating gross proceeds of $125,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 2,000,000 warrants (each, a “Private Placement Warrant” and, collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant and the sale of 400,000 units (the “Private Placement Units” and, together with the Private Placement Warrants, the “Private Securities”) in a private placement to Lionheart Equities, LLC (the “Sponsor”) and Nomura Securities International, Inc. (“Nomura”), Northland Securities, Inc. and Drexel Hamilton, LLC, the underwriters of the Initial Public Offering (the “Underwriters”), generating gross proceeds of $6,000,000, which is described in Note 4.

Transaction costs amounted to $7,388,270, consisting of $2,500,000 of underwriting fees, $4,375,000 of deferred underwriting fees and $513,270 of other offering costs.

Following the closing of the Initial Public Offering on November 8, 2021, an amount of $126,250,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Securities was placed in a trust account (the “Trust Account”), invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below.

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

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.10 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

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

Notwithstanding the above, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 20% or more of the Public Shares, without the prior consent of the Company.

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

The Company will have until 12 months from the closing of the Initial Public Offering (or up to 18 months in total if the Company extends the period of time to consummate our initial business combination in accordance with the terms described in the registration statement related to the Initial Public Offering) to complete a Business Combination (the “Combination Period”), subject to the Sponsor depositing additional funds into the Trust Account as set forth below. If the Company is unable to complete a Business Combination within the Combination Period and stockholders do not approve an amendment to the Amended and Restated Certificate of Incorporation to extend this date, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest (which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

In order for the time available for the Company to consummate an Initial Business Combination to be extended, for each one-month extension the Sponsor or its affiliates or designees must deposit into the Trust Account $412,500 based on the underwriters’ over-allotment option being fully exercised ($0.033 per share), on or prior to the date of the applicable deadline, for each one month extension, up to an aggregate of $2,475,000. Any such payments would be made in the exchange for a non-interest bearing, unsecured promissory note which would be repaid, if at all, at the option of the Sponsor, from funds released to the Company upon completion of an Initial Business Combination or via conversion of a portion or all of the total loan amount into units at a price of $10.00 per unit, which units will be identical to the Private Placement Units.

The holders of the Founder Shares and Placement Shares will agree to waive liquidation rights with respect to such shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsors acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor will agree to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.10 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of trust assets, in each case net of the interest which may be withdrawn to pay the Company’s tax obligation and up to $100,000 for liquidation excepts, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account (even if such waiver is deemed to be unenforceable) and except as to any claims under the Company’s indemnity of the underwriters of Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

Going Concern

As of December 31, 2021, the Company had cash of $1,416,688 not held in the Trust Account and available for working capital purposes.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

The Company may need to raise further additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. In addition to the loan commitment described herein, the Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. If a Business Combination is not consummated by November 8, 2022, the Company’s liquidation date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021.

Marketable Securities Held in Trust Account

At December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A common stock resulted in charges against additional paid-in capital and accumulated deficit.

At December 31, 2021, the Class A common stock reflected in the consolidated balance sheets are reconciled in the following table:

Gross proceeds	$125,000,000
Less:
Proceeds allocated to Public Warrants	$(3,875,000)
Class A common stock issuance costs	$(7,136,454)
Plus:
Accretion of carrying value to redemption value	$12,261,454
Class A common stock subject to possible redemption	$126,250,000

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 8,850,000 Class A common stock in the aggregate. As of December 31, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.

The following table reflects the calculation of basic and diluted net loss per common stock (in dollars, except per share amounts):

	For the Period from
	January 14,2021
	(inception) through
	December 31, 2021
	Class A	Class B
Basic and diluted net loss per common stock
Numerator:
Allocation of net loss, as adjusted	$(137,467)	$(205,561)
Denominator:
Basic and diluted weighted average shares outstanding	1,947,863	2,912,749
Basic and diluted net loss per common stock	$(0.07)	$(0.07)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Fair Value of Financial Instruments

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

Warrant Instruments

The Company accounts for the 8,450,000 warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC 815 “Derivatives and Hedging” where warrants that do not meet the criteria for equity treatment must be treated as liabilities. The Company evaluated and classifies its warrant instruments under equity treatment and will be reported at carrying value. As of December 31, 2021, there are 8,450,000 warrants outstanding (consisting of 6,250,000 Public Warrants, 2,000,000 Private Placement Warrants, and 200,000 Private Placement Warrants embedded in Private Units purchased by the Sponsor and the Underwriters).

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the sold 12,500,000 Units, which includes a full exercise by the underwriters of their over-allotment option in the amount of 1,000,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased 2,000,000 Private Placement Warrants, at a purchase price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $2,000,000, and 275,000 Private Placement Units, at a purchase price of $10.00 per Private Placement Unit, for an aggregate price of $2,750,000, and the Underwriters purchased 125,000 Private Placement at a price of $10.00 per Private Placement Unit, for an aggregate purchase price of $1,250,000, from the Company in a private placement. Each Private Placement Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment (see Note 7). Each Private Placement Unit consists of one share of common stock (“Placement Share”) and one-half of one redeemable warrant (“Placement Warrant”). Each Placement Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

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

Administrative Support Agreement

The Company entered into an agreement, commencing on November 2, 2021, to pay the Sponsor a total of $15,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the period from January 14, 2021 (inception) through December 31, 2021, the Company incurred $30,000 in fees for these services, of which $19,000 is included in accrued expenses in the accompanying balance sheet.

Promissory Note — Related Party

On January 27, 2021, the Sponsor agreed to loan the Company an aggregate of up to $75,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). The Promissory Note is non-interest bearing and is payable on the consummation of the Initial Public Offering. The outstanding balance under the Promissory Note of $75,000 was repaid at the closing of the Initial Public Offering on November 8, 2021.

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

In order for the time available for the Company to consummate an Initial Business Combination to be extended, for each one-month extension the Sponsor or its affiliates or designees must deposit into the Trust Account $412,500 based on the underwriters’ over-allotment option being fully exercised ($0.033 per share), on or prior to the date of the applicable deadline, for each one month extension, up to an aggregate of $2,475,000. Any such payments would be made in the exchange for a non-interest bearing, unsecured promissory note which would be repaid, if at all, at the option of the Sponsor, from funds released to the Company upon completion of an Initial Business Combination or via conversion of a portion or all of the total loan amount into units at a price of $10.00 per unit, which units will be identical to the Private Placement Units. As of December 31 , 2021, there are no Working Capital Loans outstanding.

General Legal Counsel

On January 10, 2017, an affiliate of the Company’s Sponsor, Lionheart Capital, LLC (“Lionheart Capital”), engaged Jessica L. Wasserstrom, LLC (“Wasserstrom”), to represent Lionheart Capital and its affiliated companies, as corporate general counsel and otherwise in connection with any corporate and/or transactional matters as requested by Lionheart Capital. The engagement letter between Lionheart Capital and Wasserstrom is for an indefinite period only subject to termination rights of either party, of which no termination has occurred since the agreement was executed. Jessica Wasserstrom, the principal of Wasserstrom, currently holds the title of Chief Legal Officer of Lionheart Capital and its affiliated companies.

In connection therewith, Wasserstrom was specifically engaged by the Company to provide counsel for general corporate legal matters, including related to mergers and acquisitions activity and, as such, may be deemed to be a related party of the Company. For the year ended December 31, 2021, the Company incurred $150,000 of legal fees from Wasserstrom, which were recorded within accrued expenses and remain unpaid and outstanding as of December 31, 2021.

NOTE 6. COMMITMENTS

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — On November 3, 2021, the Company filed an Amended and Restated Certificate of Incorporation prior to the closing date of the Initial Public Offering such that the Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At December 31, 2021, there were no issued or outstanding shares of preferred stock .

Class A Common Stock — The Company is authorized to issue up to 100,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At December 31, 2021, there were 400,000 shares of Class A common stock issued and outstanding, excluding 12,500,000 shares subject to possible redemption.

Class B Common Stock — On January 28, 2021, the Company amended its Certificate of Incorporation such that the Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. At December 31, 2021, there were 3,125,000 shares of common stock issued and outstanding.

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

Warrant — As of December 31, 2021, there are 6,250,000 Public Warrants issued and outstanding. The Public Warrants will become exercisable on the later of (a) the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

Once the warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and
●	if, and only if, the reported last reported sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders.

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

As of December 31, 2021, there are 2,200,000 Public Placement Warrants issued and outstanding. The Private Placement Warrants and the Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that so long as they are held by our sponsor, the underwriters or their respective permitted transferees, the private shares and the private warrants (including the Class A common stock issuable upon the exercise of the private warrants) may not be transferred, assigned or sold until 30 days after the completion of our initial business combination.

NOTE 8. INCOME TAX

The Company’s net deferred tax assets (liability) at December 31, 2021 is as follows:

December 31,
2021
Deferred tax assets (liability)
Net operating loss carryforward	$6,983
Startup/organization expenses	65,053
Total deferred tax assets (liability)	72,036
Valuation Allowance	(72,036)
Deferred tax assets (liability)	$—

The income tax provision for the period from January 14, 2021 (inception) through December 31, 2021 consists of the following:

December 31,
2021
Federal
Current	$—
Deferred	(72,036)

State and Local
Current	—
Deferred	—

Change in valuation allowance	72,036

Income tax provision	$—

As of December 31, 2021, the Company had $6,983 of U.S. federal and state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period from January 14, 2021 (inception) through December 31, 2021, the change in the valuation allowance was $72,036.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2021 is as follows:

December 31,
2021
Statutory federal income tax rate	21.0%
Valuation allowance	(21.0)%
Income tax provision	—%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns for the year ended December 31, 2021 remain open and subject to examination.

NOTE 9. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC Topic 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:  Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,
Description	Level	2021
Assets:
Marketable securities held in Trust Account	1	$126,251,590

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weaknesses in our internal control over financial reporting.

Management has identified a material weakness in internal controls related to the review of Company’s liabilities and related party transactions. While we have processes to identify and appropriately apply applicable accounting requirements, such as the review and approval of related party transactions, we plan to continue to enhance our system of evaluating and implementing controls to identify and disclose related party transactions as well as the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding accounting applications, including the identification and disclosure of related party transactions. Management has identified a material weakness in internal controls related to the review of accrued liabilities. While we have a control to reconcile accrued liabilities, we plan to continue to enhance our control around the search of unrecorded liabilities. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Our current directors and executive officers are as follows:

Name	Age	Position
Ophir Sternberg	51	Chairman of the Board of Directors, President and Chief Executive Officer
Paul Rapisarda	67	Chief Financial Officer
Faquiry Diaz Cala	46	Chief Operating Officer
James Anderson	72	Director
Thomas Byrne	59	Director
Thomas Hawkins	60	Director
Roger Meltzer	70	Director

Ophir Sternberg, our Chairman, President and Chief Executive Officer since inception, has over 28 years of experience acquiring, developing, repositioning and investing in all segments of the real estate industry, including office, industrial, retail, hospitality, ultra-luxury residential condominiums and land acquisitions. Mr. Sternberg is the Founder and Chief Executive Officer of Miami-based Lionheart Capital, founded in 2010. Lionheart Capital is a Miami-based diversified investment firm focused on building shareholder value in high-growth companies.

Mr. Sternberg began his career assembling, acquiring and developing properties in emerging neighborhoods in New York City, which established his reputation for identifying assets with unrealized potential and combining innovative partnerships with efficient financing structures to realize above average returns. Mr. Sternberg came to the United States in 1993 after completing three years of military service within an elite combat unit for the Israeli Defense Forces.

Under Mr. Sternberg’s leadership, Lionheart Capital executed numerous prominent real estate transactions and repositions, including The Ritz-Carlton Residences in Miami Beach, which resulted in a total sell-out value in excess of $550 million, as well as purchase of the development’s site, the former Miami Heart Institute. Additionally, Mr. Sternberg led the $120 million sale of The Seagull Hotel, making it the highest grossing hotel sale of 2020 in Miami Beach. Mr. Sternberg and Lionheart Capital are currently in development on a number of other projects, including retail properties in Miami’s fashion and culture epicenter, The Design District. In addition to The Ritz-Carlton Residences, Miami Beach, Lionheart Capital also developed The Ritz-Carlton Residences Singer Island, Palm Beach, cementing a reputation for developing high-end luxury branded properties.

In 2017, Mr. Sternberg founded Out of the Box Ventures, LLC, a Lionheart Capital subsidiary, to acquire and reposition distressed retail properties throughout the United States. With 19 properties in 14 states, Out of the Box Ventures currently controls over 5 million square feet of big box stores, shopping centers and enclosed regional mall properties with plans to improve and expand upon these acquisitions.

Mr. Sternberg and Lionheart Capital are dedicated to working with best-in-class operators and partners such as Marriot International. Lionheart Capital has been able to execute numerous, marquee transactions due largely in part to Mr. Sternberg’s extensive industry relationships particularly with key institutional investors.

In March 2020, Mr. Sternberg became Chairman of Nasdaq-listed OPES which on June 30, 2020, announced a definitive agreement to merge with BurgerFi International LLC. The OPES-BurgerFi merger closed on December 16, 2020 to form BurgerFi International Inc., or BurgerFi, a fast-causal “better burger” concept that consists of approximately 120 restaurants nationally and internationally. Mr. Sternberg is the Chairman of the post-combination Nasdaq-listed company, BurgerFi (NASDAQ: BFI). The OPES team, led by Mr. Sternberg, evaluated over 50 potential targets and negotiated business combination terms with multiple candidates in a span of a few months and acquired BurgerFi at what it believed was an attractive multiple relative to its peers.

In addition, in May 2021, Lionheart Capital led a partnership group to purchase the iconic American powerboat business, Cigarette Racing Team, from its longtime owner.

In addition, since its inception in December 2019, Mr. Sternberg has been the Chairman, President and Chief Executive Officer of Nasdaq-listed Lionheart II, a SPAC. Lionheart II completed its initial public offering in August 2020, in which it sold an aggregate of 23,000,000 units (including the exercise of the underwriters’ over-allotment option), each unit consisting of one share of Lionheart II Class A common stock and one-half of one redeemable warrant for one share of Lionheart II Class A common stock, for an offering price of $10.00 per unit, generating aggregate proceeds of $230,000,000. Lionheart II’s units, shares of Class A common stock and warrants currently trade on Nasdaq under the symbols “LIONU,” “LION” and “LIONW,” respectively. On July 12, 2021, Lionheart II announced a $32.6 billion business combination with MSP Recovery, a leader in data-driven solutions that recovers improperly paid benefits on behalf of Medicare, Medicaid and other commercial payers. The consummation of the acquisition is subject to customary conditions and is currently expected to close during the first quarter of 2022. Upon closing, the combined company is expected to list on Nasdaq under the ticker symbol “MSPR.” Mr. Sternberg is also the Chairman, President and Chief Executive Officer of the recently incorporated Lionheart IV, another SPAC that may seek to acquire a broad range of businesses upon the completion of its public offering. Mr. Sternberg is qualified to serve as a director due to his extensive experience in acquiring, developing, repositioning and investing in all segments of the real estate industry.

Paul Rapisarda, who currently serves as our Chief Financial Officer, has also served as Chief Financial Officer at Lionheart Capital, Lionheart II and Out of the Box Ventures since 2019. In addition, he has served as Chief Financial Officer of Lionheart IV since March 2021. Mr. Rapisarda is an experienced public company C-suite executive and investment banking professional with more than 25 years working in and for a variety of public and private companies. Prior to joining Lionheart Capital in June 2019, he served as Chief Financial Officer at Etrion Corp. (TSX:ETX), a dual-listed (Canada/Sweden) solar energy development company from October 2015 to December 2017. Etrion Corp. is part of The Lundin Group, a portfolio of 13 public companies in the energy and mining sectors with a combined market capitalization in excess of $16 billion, started or sponsored by the Lundin family. Mr. Rapisarda was responsible for managing all finance functions, including financial reporting, treasury & cash management, corporate finance, regulatory/SEC compliance matters and investor relations. In addition, Mr. Rapisarda established Garrison Capital Advisors LLC, a financial advisory and consulting services company in 2014. From 2008 to 2014, he worked for another dual-listed company

(Canada/United States), Atlantic Power Corporation (NYSE:AT), most recently serving as Executive Vice President-Commercial Development. The company was a portfolio company controlled by Arclight Capital Partners, a private equity firm with $10.4 billion of assets under management and a focus on the energy sector. He was a key member of the executive team that successfully engineered the $1.8 billion merger with Capital Power Income L.P. and had primary responsibility for the investment of over $1.2 billion in capital from 2008-2012. Prior to Atlantic Power, Mr. Rapisarda worked for over 20 years in investment banking and private equity for several firms, including Compass Advisers LLP, Schroders, Merrill Lynch and BT Securities. He has also acted as a board member at several emerging growth companies, primarily in the energy, technology and infrastructure sectors. Mr. Rapisarda has a B.A. from Amherst College and an M.B.A. from the Harvard Business School.

Faquiry Diaz Cala, who currently serves as our Chief Operating Officer, also serves as the Chief Operating Officer for Lionheart Capital and its affiliated entities. In this role, he leads the Mergers & Acquisitions and Corporate Strategy divisions. An investor and operator, over the past 25 years, Mr. Diaz Cala has held positions as an executive, board member, and observer at various public and private corporations in the US and internationally. Mr. Diaz Cala also serves as Chief of Mergers and Acquisitions and Corporate Strategy at BurgerFi International, Inc. (NASDAQ: BFI), where Ophir Sternberg serves as Executive Chairman. He has also served on the boards of several non-profit organizations and educational institutions. Mr. Diaz Cala also serves as the Chief Operating Officer of Lionheart II and Lionheart IV. He is a graduate of the Wharton School at the University of Pennsylvania and resides in Miami, Florida.

James Anderson, one of our directors, has over 40 years of entrepreneurial business experience with a major focus in real estate and business development including internationally. He has either been a sole founder or founding partner in several commercial ventures. From April 2020 to December 2020, Mr. Anderson served on the board of directors of OPES Acquisition Corp., which later merged with BurgerFi International LLC. He has been an owner/broker of JA Real Estate Partners, LLC (New York, NY) since 2001. He co-founded Iowa State Commercial Investment Company, LLC in 2017; he acted as Senior Advisor to F&T Group from 2008-2014 in connection with the Nanjing World Trade Center mixed-use development project; and he was a regional manager/vice president of DeWolfe Companies, Inc. from 1989-1996. Mr. Anderson resided in China for nearly 10 years (2008-2017) where he was involved in numerous business/real estate development projects. Mr. Anderson also serves on the board of directors of Lionheart II, and is also expected to serve as a director of Lionheart IV, a SPAC, upon the completion of its public offering. He holds a BBA degree from the University of Iowa. Mr. Anderson is qualified to serve as a director due to his extensive global experience in real estate and business development.

Thomas Byrne, one of our directors, has over 30 years of experience managing and investing in both public and private growth companies and is the co-founder and Chief Strategy Officer of Kaptyn Holding Corp., an electric vehicle rideshare company since November 2018. He is also a general partner of New River Capital Partners, LP, a private equity fund which he co-founded in 1997. From 2015 to 2016 he served as the President of Pivotal Fitness. From 2004 to 2014 he was an executive of Swisher Hygiene, most recently as its CEO. In 2005 Mr. Byrne co-founded Service Acquisition Corp. International, a SPAC that later merged into Jamba Juice, where he served on the company’s board and Audit Committee until 2010. From 1988 to 1996, Mr. Byrne was an executive at Blockbuster Entertainment Group, a division of Viacom, where he last served as its Vice-Chairman and President of the Viacom Retail Group. From 1984 to 1988, Mr. Byrne served as a CPA with KPMG. He has also served on the boards of Jamba Juice, LDN CBD, Reel.com, Avaltus, ITC Learning, The Transformational Travel Council and Friends of Birch State Park. Mr. Byrne also serves on the board of directors of Lionheart II, and is also expected to serve as a director of Lionheart IV, a SPAC, upon the completion of its public offering. Mr. Byrne graduated from the University of Florida with a BS in Accounting in 1980 and an MS in Accounting in 1984. Mr. Byrne is qualified to serve as a director due to his significant industry and financial and accounting experience.

Thomas Hawkins, one of our directors, previously served as a Management Consultant for MEDNAX, Inc. from February 2014 to December 2017, after serving as General Counsel and Board Secretary from April 2003 to August 2012. Prior to that, Mr. Hawkins worked for New River Capital Partners as a Partner from January 2000 to March 2003; AutoNation, Inc. as Senior Vice President of Corporate Development from May 1996 to December 1999; Viacom, Inc. as Executive Vice President from September 1994 to May 1996; and Blockbuster Entertainment Corporation as Senior Vice President, General Counsel, and Secretary from October 1989 to September 1994. Mr. Hawkins currently serves on the board of directors of the Alumni Association of the University of Michigan and Jumptuit Inc., a data analytics technology company. Mr. Hawkins also serves on the board of directors of Lionheart II, and is also expected to serve as a director of Lionheart IV, a SPAC, upon the completion of its public offering. Mr. Hawkins received his Juris Doctor from Northwestern University in 1986 and his A.B. in Political Science from the University of Michigan in 1983. Mr. Hawkins is qualified to serve as a director due to his experience as a senior executive and chief legal officer at several public companies (including his experience acquiring companies) and with counseling and serving on boards of directors.

Roger Meltzer, Esq., one of our directors, is a distinguished global leader, having produced substantial innovations for global law firms, including one of the largest and most well-known law firms in the world while demonstrating agility, compassion, and consistency, who has successfully navigated firms and local offices through challenges such as major worldwide financial headwinds, transnational cyberattacks and global pandemics, who has clearly established moral and business imperatives and has pioneered industry precedents for institutionalized equality, diversity and inclusivity and nurtured a global iconic pro bono effort, and who is known for leading and nurturing entrepreneurial, high performing, and team centric cultures. Mr. Meltzer has practiced law at DLA Piper LLP since 2007 and has held various roles: Global Co-Chairman, from 2015 to 2020, and currently as Chairman Emeritus; Americas Co-Chairman, from 2013 to 2020; Member, Office of the Chair, from 2011 to 2020; Member, Global Board, from 2008 to 2020; Co-Chairman, U.S. Executive Committee, from 2013 to 2020; Member, U.S. Executive Committee, from 2007 to 2020; and Global Co-Chairman, Corporate Finance Practice, 2007 through 2015. Prior to joining DLA Piper LLP, Mr. Meltzer practiced law at Cahill Gordon & Reindel LLP from 1980 through 2007 where he was a member of the Executive Committee from 1987 through 2007, Co-Administrative Partner and Hiring Partner from 1987 through 1999, and Partner from 1984 through 2007. Mr. Meltzer currently serves on the Advisory Board of Harvard Law School Center on the Legal Profession (May 2015—Present); Board of Trustees, New York University Law School (September 2011—Present); and the Corporate Advisory Board, John Hopkins, Carey Business School (January 2009—December 2012). He has previously served on the board of directors of: The Legal Aid Society (November 2013 to January 2020), Hain Celestial Group, Inc. (December 2000 to February 2020) and The Coinmach Service Corporation (December 2009 to June 2013). Mr. Meltzer has also received several awards and honors and has been actively involved in philanthropic activity throughout his career. In March 2021, Mr. Meltzer joined the board of directors of Lionheart II, a SPAC. In February 2021, Mr. Meltzer joined the board of directors and the audit committee of Haymaker Acquisition Corp. III (NASDAQ: HYAC), a special purpose acquisition corporation, and Ubicquia LLC, a privately-held smart lighting solutions provider. Mr. Meltzer is also expected to serve as a director of Lionheart IV, a SPAC, upon the completion of its public offering. Mr. Meltzer is qualified to serve as a director due to his experience representing clients on high-profile, complex, and cross-border matters and his leadership qualities. Mr. Meltzer received Juris Doctor degree in law from New York University School of Law and an A.B. from Harvard College.

Number and Terms of Office of Officers and Directors

Our board of directors consists of five members. Each member of our board of directors will be elected at our annual meetings. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors will be authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provides that our officers may consist of a Chairman of the Board, Chief Executive Officer, Chief Financial Officer, President, Vice Presidents, Secretary, Treasurer, Assistant Secretaries and such other offices as may be determined by the board of directors.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that James Anderson, Thomas Byrne, Thomas Hawkins and Roger Meltzer are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Officer and Director Compensation

None of our officers or directors has received any cash compensation for services rendered to us. We have agreed to pay our Sponsor a total of $15,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. In addition, we may pay our Sponsor or any of our existing officers or directors, or any entity with which they are affiliated, a finder’s fee, consulting fee or other compensation in connection with identifying, investigating and completing our initial business combination. These individuals will also be reimbursed for any out of pocket expenses incurred in connection with activities on our behalf, such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates and will determine which fees and expenses and the amount of expenses that will be reimbursed.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to our Board for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our Board.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Committees of our Board of Directors

Our Board has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of Nasdaq require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the board of directors. Thomas Byrne, Thomas Hawkins and Roger Meltzer are members of our audit committee, and Thomas Byrne will chair the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Thomas Byrne, Thomas Hawkins and Roger Meltzer meets the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our Board has determined that Steven Berrard qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;
●	pre-approving all audit and permitted non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;
●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;
●	setting clear hiring policies for employees or former employees of the independent auditors;
●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
●	obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;
●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. James Anderson, Thomas Byrne and Thomas Hawkins are members of our compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. James Anderson, Thomas Byrne and Thomas Hawkins are independent and James Anderson will chair the compensation committee.

We adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
●	reviewing and approving on an annual basis the compensation of all of our other officers;
●	reviewing on an annual basis our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
●	if required, producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than (i) the payment to our sponsor of $15,000 per month, for up to 12 months, for office space, utilities and secretarial and administrative support and reimbursement of expenses, and (ii) the payment of a finder’s fee to one or more of the independent directors to the extent such director(s) render services in connection with locating the target business with which a successful business combination transaction is consummated, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee. In accordance with Rule 5605(e)(2) of the Nasdaq rules, a majority of a listed company’s independent directors may recommend a director nominee for selection by the board of directors. Our Board believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. As there is no standing nominating committee, we do not have a nominating committee charter in place.

Our Board will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to the Board are advised to follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for director nominees. In general, in identifying and evaluating nominees for director, our Board considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more officers serving on our Board.

Code of Ethics

We adopted a Code of Ethics applicable to our directors, officers and employees, and we have filed a copy of our Code of Ethics as an exhibit to this Annual Report on Form 10-K. You will be able to review our Code of Ethics by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of our Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. These entities, including Lionheart II and Lionheart IV, may compete with us for acquisition opportunities. If these entities decide to pursue any such opportunity, we may be precluded from pursuing such opportunities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations to present the opportunity to such entity, he or she may honor his or her fiduciary or contractual obligations to present such opportunity to such entity first, including Lionheart II or Lionheart IV, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our sponsor and directors and officers are also not prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial business combinations, prior to us completing our initial business combination. Our management team, in their capacities as directors, officers or employees of our sponsor or its affiliates or in their other endeavors, may choose to present potential business combinations to the related entities described above, current or future entities affiliated with or managed by our sponsor, or third parties, before they present such opportunities to us, subject to his or her fiduciary duties under Delaware law and any other applicable fiduciary duties. For example, Messrs. Sternberg and Rapisarda are currently officers or directors of, each of Lionheart II, Lionheart IV and the Company and each owes fiduciary duties to Lionheart II, Lionheart IV and the Company, which may compete with us for acquisition opportunities. We believe, however, that (aside from Lionheart II and Lionheart IV) the fiduciary duties or contractual obligations of our officers or directors will not materially affect our ability to complete our initial business combination. Our second amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

In March 2020, Mr. Sternberg became Chairman of OPES. On June 30, 2020, OPES announced a definitive agreement to merge with BurgerFi. The OPES-BurgerFi merger closed on December 16, 2020. Mr. Sternberg remains the Executive Chairman of the post-combination company, BurgerFi. In addition, since its inception in December 2019, Mr. Sternberg has been the Chairman, President and Chief Executive Officer of Lionheart II, a SPAC. Lionheart II completed its initial public offering in August 2020, in which it sold 23,000,000 units (including the exercise of the underwriters’ over-allotment option), each unit consisting of one share of Lionheart II Class A common stock and one-half of one redeemable warrant for one share of Lionheart II Class A common stock, for an offering price of $10.00 per unit, generating aggregate proceeds of $230,000,000. Lionheart II’s units, shares of Class A common stock and warrants currently trade on Nasdaq under the symbols “LIONU,” “LION” and “LIONW,” respectively. On July 12, 2021, Lionheart II announced a $32.6 billion business combination with MSP Recovery, a leader in data-driven solutions that recovers improperly paid benefits on behalf of Medicare, Medicaid and other commercial payers. The consummation of the acquisition is subject to customary conditions and is currently expected to close during the first quarter of 2022. Upon closing, the combined company is expected to list on Nasdaq under the ticker symbol “MSPR.” Mr. Sternberg is also the Chairman, President and Chief Executive Officer of the recently incorporated Lionheart IV, a SPAC that may seek to acquire a broad range of businesses upon the completion of its public offering.

Investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.
●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
●	Our Sponsor, officers and directors have agreed to waive their redemption rights with respect to any Founder Shares, private shares and any public shares held by them in connection with the consummation of our initial business combination. Additionally, our Sponsor, officers and directors have agreed to waive their redemption rights with respect to any Founder Shares and private shares held by them if we fail to consummate our initial business combination within 18 months after the IPO Closing Date. If we do not complete our initial business combination within such 18-month period, the proceeds of the sale of the Private Units held in the Trust Account will be used to fund the redemption of our public shares, and the Private Warrants will expire worthless. With certain limited exceptions, the Founder Shares will not be transferable, assignable by our Sponsor until the earlier of: (A) six months after the completion of our initial business combination or (B) subsequent to our initial business combination, (x) if the last reported sale price of our Class A Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 30 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. With certain limited exceptions, the private shares and the private warrants and the Class A Common Stock underlying such warrants, will not be transferable, assignable or saleable by the initial purchasers of the Private Units or their permitted transferees until 30 days after the completion of our initial business combination. Since our Sponsor and officers and directors may directly or indirectly own common stock and warrants following our Public Offering, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Permitted transferees of the Founder Shares would be subject to the same restrictions
●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	Our sponsor, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our sponsor or an affiliate of our sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit, or warrants, at a price of $1.00 per warrant, at the option of the lender. The units would be identical to the private placement units and the warrants would be identical to the private placement warrants.

The conflicts described above may not be resolved in our favor.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;
●	the opportunity is within the corporation’s line of business; and
●	it would not be fair to our company and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our second amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Ophir Sternberg	BurgerFi International, Inc.	Restaurant chain company	Executive Chairman
	Lionheart Acquisition Corporation II	SPAC	Chairman, President and Chief Executive Officer
	Lionheart IV Corp	SPAC	Chairman, President and Chief Executive Officer
	Lionheart Capital LLC	Real estate investment firm	Chief Executive Officer
	Lionheart Management LLC	Real estate holding company	Manager
	Out of the Box Ventures LLC	Retail space redevelopment company	Manager
	Whitecap Lofts, LLC	Retail space redevelopment company	Manager
	6610 Mooretown Road, LLC	Retail real estate company	Manager
	Contrarian Retail Partners, LLC	Retail real estate company	Chairman
	OZ Holdings of Miami, LLC	Retail real estate company	Chief Executive Officer
	Lionheart MH, LLC	Retail real estate company	Chief Executive Officer
	4701 N Meridian, LLC	Retail real estate company	Chief Executive Officer
	Star Mountain Properties, LLC	Retail real estate company	Chief Executive Officer
	Chicago LH Ventures, LLC	Retail real estate company	Chief Executive Officer
	4300 NE 2nd, LLC	Retail real estate company	Chief Executive Officer
Paul Rapisarda	Lionheart Capital LLC	Real estate investment firm	Chief Financial Officer
	Lionheart Management LLC	Real estate holding company	Chief Financial Officer

	Lionheart Acquisition Corporation II	SPAC	Chief Financial Officer
	Lionheart IV Corp	SPAC	Chief Financial Officer
	Out of the Box Ventures LLC	Retail space redevelopment company	Chief Financial Officer
	Garrison Capital Advisors LLC	Financial consulting and advisory services company	Sole Member
	Whitecap Lofts, LLC	Retail space redevelopment company	Chief Financial Officer
	6610 Mooretown Road, LLC	Retail real estate company	Chief Financial Officer
	Contrarian Retail Partners, LLC	Retail real estate company	Chief Financial Officer
Faquiry Diaz Cala	Lionheart Capital LLC	Real estate investment firm	Chief Operating Officer
	BurgerFi International, Inc.	Restaurant chain company	Chief of Mergers and Acquisitions and Corporate Strategy
	Lionheart Acquisition Corporation II	SPAC	Chief Operating Officer
	Lionheart IV Corp	SPAC	Chief Operating Officer
James Anderson	Lionheart Acquisition Corporation II	SPAC	Director
	Lionheart IV Corp	SPAC	Director Nominee

Thomas Byrne	Lionheart Acquisition Corporation II	SPAC	Director
	Lionheart IV Corp	SPAC	Director Nominee
	Kaptyn Holding Corp.	Electric Vehicle Rideshare Company	Co-Founder and Chief Strategy Officer
	New River Capital Partners, LP	Private Equity Fund	General Partner
	ITC Learning LLC	Online learning company	Board of Managers
	Crystal Team LTD (T/A LDN CBD)	CBD Retailer	Director
	The Transformational Travel Council SPC	Educational Company	Director
	Friends of Birch State Park 501(c)(3)	Fundraising	Treasurer and Director

Thomas Hawkins	Lionheart Acquisition Corporation II	SPAC	Director
	Lionheart IV Corp	SPAC	Director Nominee
	Alumni Association of the University of Michigan	Educational Outreach	Director
	Jumptuit Inc.	Data Analytics Technology Company	Director

Roger Meltzer, Esq.	DLA Piper LLP (US)	Legal services	Partner
	Haymaker Acquisition Corp. III	SPAC	Director
	Lionheart Acquisition Corporation II	SPAC	Director
	Lionheart IV Corp	SPAC	Director Nominee
	Ubicquia LLC	Smart lighting solutions provider	Director

Accordingly, if any of the above executive officers or directors becomes aware of a business combination opportunity which is suitable for any of the above entities to which he or she has current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. These entities, including Lionheart II and Lionheart IV, may compete with us for acquisition opportunities. If these entities decide to pursue any such opportunity, we may be precluded from pursuing such opportunities.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. However, in the event we seek to complete our initial business combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, that such an initial business combination is fair to our company from a financial point of view.

In the event that we submit our initial business combination to our public stockholders for a vote, our sponsor, officers and directors have agreed to vote any founder shares and private shares held by them and any public shares purchased during or after the Public Offering (including in open market and privately negotiated transactions) in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Our second amended and restated certificate of incorporation provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our second amended and restated certificate of incorporation provides that our directors will not be personally liable for monetary damages to us or our stockholders for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors.

We will enter into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our second amended and restated certificate of incorporation. Our bylaws also permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the directors’ and officers’ liability insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

ITEM 11. Executive Compensation

None of our officers or directors has received any cash compensation for services rendered to us. Commencing on November 2, 2021, we have agreed to pay monthly recurring expenses of $15,000 to our Sponsor for office space, administrative and secretarial and administrative support. Upon completion of a Business Combination or our liquidation, we will cease paying these monthly fees. In addition, we may pay our Sponsor or any of our existing officers or directors, or any entity with which they are affiliated, a finder’s fee, consulting fee or other compensation in connection with identifying, investigation and completing our Business Combination. The individuals will also be reimbursed for any out of pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, executive officers, directors and our or their affiliates and will determine which fees and expenses and the amount of expenses that will be reimbursed.

After the completion of our Business Combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to our stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed Business Combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed Business Combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to our Board for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our Board.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of a Business Combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after a Business Combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management team to remain with us after the consummation of a Business Combination will be a determining factor in our decision to proceed with any potential Business Combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

Matter

We have no compensation plans under which equity securities are authorized for issuance.

The following table sets forth information available to us at December 31, 2021 with respect to the beneficial ownership of our Common Stock held by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding Class A Common Stock;
●	each of our executive officers and directors that beneficially own shares of our Class A Common Stock; and
●	all executive officers and directors as a group

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Class A Common Stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Warrants, as they are not exercisable within 60 days of March 26, 2021.

Percentage of Shares of
	Number of Shares	Outstanding Common
Name and Address of Beneficial Owner(1)	Beneficially Owned	Stock
5% Holders
Saba Capital Management, L.P.(2)	1,132,075	7.1%
Directors and Named Executive Officers
Ophir Sternberg(3)	2,775,000	17.3%
Paul Rapisarda	—	*
Faquiry Diaz Cala	—	*
James Anderson	—	*
Thomas Byrne	—	*
Thomas Hawkins	—	*
Roger Meltzer
All directors and executive officers as a group (6 individuals)	2,775,000	17.3%

*	Less than one percent.
(1)	This table is based on 12,900,000 shares of Class A Common Stock and 3,125,000 shares of Class B Common Stock outstanding as of April 7, 2022. Beneficial ownership is determined in accordance with the rules of the SEC. Except as described in the footnotes below and subject to applicable community property laws and similar laws, we believe that each person listed above has sole voting and investment power with respect to such shares. Unless otherwise indicated, the business address of each of the entities, directors and executives in this table is 4218 NE 2nd Avenue, Miami, FL 33137.

(2)	Based solely upon information contained in a Schedule 13G/A filed on February 14, 2022, represents 1,132,075 shares of Class A Common Stock. The business address of Saba Capital Management, L.P, is 405 Lexington Avenue, 58th Floor, New York, New York 10174.
(3)	In addition to ownership interests held by Mr. Sternberg in his individual capacity, Mr. Sternberg also beneficially owns Lionheart Investments and Lionheart Equities, LLC, and, when taken together with his individual holdings, owns the reported percentage of beneficial ownership.

The holders of the Founder Shares have agreed (A) to vote any shares owned by them in favor of any proposed business combination and (B) not to redeem any shares in connection with a stockholder vote to approve a proposed initial business combination.

Our Sponsor and our executive officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Founder Shares

On January 27, 2021, our Sponsor purchased an aggregate of 2,875,000 Founder Shares of our Class B Common Stock, for an aggregate purchase price of $25,000 or approximately $0.009 per share. The Founder Shares are identical to the shares of Class A Common Stock included in the Public Units sold in the Public Offering except that the Founder Shares will automatically convert into shares of Class A Common Stock at the time of the Business Combination on a one-for-one basis, subject to adjustment as described in our second amended and restated certificate of incorporation.

The Initial Stockholders have agreed not to transfer, assign or sell any Founder Shares until 180 days after the consummation of our Business Combination, (the “Founder Shares Lock-Up Period”).

Private Placement Warrants

On the IPO Closing Date, our Sponsor and Nomura purchased an aggregate of 400,000 Private Units at a price of $10.00 per unit, or $4,000,000. Each Private Unit consists of one share of Class A Common Stock and one-half of one warrant, which entitles the holder to purchase one share of Class A Common Stock at an exercise price of $11.50 per share. The Private Warrants may not be redeemed by us so long as they are held by our Sponsor or its permitted transferees. If any Private Warrants are transferred to holders other than our Sponsor or its permitted transferees, such Private Warrants will be redeemable by us and exercisable by the holders on the same basis as the Public Warrants included in the Public Units sold in the Public Offering. Our Sponsor and its permitted transferees have the option to exercise the Private Warrants on a physical (cash) or net share (cashless) basis.

The initial stockholders have agreed, subject to certain limited exceptions, not to transfer, assign or sell any Private Warrants and the Class A Common Stock underlying such Private Warrants until 30 days after the consummation of our Business Combination (such period, together with the Founder Shares Lock-Up Period, the “Lock-Up Periods”).

If we do not complete a Business Combination within 18 months after the IPO Closing Date, the proceeds of the sale of the Private Warrants will be used to fund the redemption of our Class A Common Stock, subject to the requirements of applicable law, and the Private Warrants will expire worthless.

Registration Rights

Holders of the Founder Shares, Private Units, Private Warrants and warrants issued upon conversion of working capital loans, if any, have registration rights pursuant to a registration rights agreement (the “Registration Rights Agreement”). The holders of these securities are entitled to make up to three demands that we register under the Securities Act the warrants and the shares of Class A Common Stock underlying the warrants and the Founder Shares. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed by us subsequent to our completion of a Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable Lock-Up Period. We will bear the expenses incurred in connection with the filing of any such registration statements.

Related Party Notes

In January 2021, we had borrowed $75,000 by the issuance of the Promissory Note from our Sponsor to cover expenses related to the Public Offering. The Promissory Note was non-interest bearing and payable on the consummation of the Public Offering. The Promissory Note was repaid in full upon the completion of the Public Offering.

We may pay our Sponsor, or any of our existing officers or directors, or any entity with which they are affiliated, a finder’s fee, consulting fee or other compensation in connection with identifying, investigation and completing our Business Combination. These individuals will also be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates and will determine which fees and expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on payments that may be made to our Sponsor, officers, directors or any of their respective affiliates.

In addition, in order to finance transaction costs in connection with our Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that our Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units at a price of $10.00 per warrant at the option of the lender. Such warrants would be identical to the Private Warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account.

After our Business Combination, members of our management team who remain with us may be paid consulting or management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our Business Combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

Administrative Services Agreement

We have agreed to pay our Sponsor, a total of $15,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. In addition, we may also agree to pay a finder’s fee to one or more independent directors to the extent such director(s) render services in connection with locating the target business with which a successful business combination transaction is consummated.

Director Independence

Nasdaq listing standards require that a majority of our Board be independent. An “independent director” is defined generally as a person other than an officer or employee of the Company or its subsidiaries or any other individual having a relationship which in the opinion of the Company’s Board, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our Board has determined that Messrs. Anderson, Byrne, Hawkins and Meltzer are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

ITEM 14. Principal Accounting Fees and Services

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements and other required filings with the SEC for the period from January 14, 2021 (inception) through December 31, 2021 totaled $72,230.00. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the period from January 14, 2021 (inception) through December 31, 2021.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the period from January 14, 2021 (inception) through December 31, 2021.

All Other Fees. We did not pay Marcum for other services for the period from January 14, 2021 (inception) through December 31, 2021.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

ITEM 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:
(1)	Financial Statements: The financial statements listed in “Index to the Financial Statements” at “Item 8. Financial Statements and Supplementary Data” are filed as part of this Annual Report on Form 10-K.
(2)	Financial Statement Schedules: None.
(3)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit No.	Description
1.1

Underwriting Agreement, dated November 3, 2021, by and among the Registrant and Nomura Securities International, Inc., as representatives of the several underwriters (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 9, 2021)

3.1	Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 9, 2021)

3.2*	Bylaws of the Company

4.1

Warrant Agreement, dated November 3, 2021, by and between the Registrant and Continental Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 9, 2021)

4.2*	Description of Securities

10.1

Letter Agreement, dated November 3, 2021, by and among the Registrant and its officers, directors and the Sponsor (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on November 9, 2021)

Exhibit No.	Description
10.2

Investment Management Trust Agreement, dated November 3, 2021, by and between the Registrant and Continental Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on November 9, 2021)

10.3

Registration Rights Agreement, dated November 3, 2021, by and among the Registrant, the Sponsor and certain security holders (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on November 9, 2021)

10.4

Private Placement Securities Subscription Agreement, dated November 3, 2021, by and between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on November 9, 2021)

10.5

Private Placement Unit Subscription Agreement, dated November 3, 2021, by and among the Registrant, Nomura Securities International, Inc., Northland Securities, Inc. and Drexel Hamilton, LLC (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on November 9, 2021)

10.6*	Indemnity Agreements by and between the Registrant and each of the officers and directors of the Registrant
10.7

Administrative Support Agreement, dated November 3, 2021, by and between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the SEC on November 9, 2021)

14.1*	Code of Ethics of the Company

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIOHEART III CORP
Date: April 13, 2022	By:	/s/ Ophir Sternberg
Ophir Sternberg
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ophir Sternberg	Chairman, President and Chief Executive Officer	April 13, 2022
Ophir Sternberg	(Principal Executive Officer)

/s/ Faquiry Diaz Cala	Chief Operating Officer	April 13, 2022
Faquiry Diaz Cala

/s/ Paul Rapisarda	Chief Financial Officer and Secretary	April 13, 2022
Paul Rapisarda	(Principal Financial and Accounting Officer)

/s/ James Anderson	Director	April 13, 2022
James Anderson

/s/ Thomas Byrne	Director	April 13, 2022
Thomas Byrne

/s/ Thomas Hawkins	Director	April 13, 2022
Thomas Hawkins

/s/ Roger Meltzer	Director	April 13, 2022
Roger Meltzer