Form 10-Q
period 2022-03-31
Lionheart III Corp
filed 2022-05-16
CIK 1845991

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-41011

LIONHEART III CORP
(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-4981022
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4218 NE 2nd Avenue Miami, Florida
(Address of principal executive offices)

(305) 573-3900
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, $0.0001 par value, and one-half of one redeemable warrant	LIONU	The NASDAQ Stock Market LLC
Shares of Class A common stock included as part of the units	LION	The NASDAQ Stock Market LLC
Redeemable warrants included as part of the units, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	LIONW	The NASDAQ Stock Market LLC

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 16, 2022, there were 12,900,000 shares of Class A common stock, $0.0001 par value and 3,125,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

LIONHEART III CORP

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

		Page
Part I. Financial Information
Item 1.	Financial Statements
	Condensed Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021 (Audited)	1
	Condensed Statements of Operations for the three months ended March 31, 2022 and for the period from January 14, 2021 (inception) through March 31, 2021 (Unaudited)	2
	Condensed Statements of Changes in Stockholders’ (Deficit) Equity for the three months ended March 31, 2022 and for the period from January 14, 2021 (inception) through March 31, 2021 (Unaudited)	3
	Condensed Statements of Cash Flows for the three months ended March 31, 2022 and for the period from January 14, 2021 (inception) through March 31, 2021 (Unaudited)	4
	Notes to Condensed Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk	22
Item 4.	Controls and Procedures	22
Part II. Other Information
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Mine Safety Disclosures	23
Item 5.	Other Information	23
Item 6.	Exhibits	24
Part III. Signatures		25

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

LIONHEART III CORP

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash	$1,310,782	$1,416,688
Prepaid expenses	325,701	269,097
Total Current Assets	1,636,483	1,685,785

Prepaid expenses - Long-term	—	82,833
Marketable securities held in Trust Account	126,259,886	126,251,590
TOTAL ASSETS	$127,896,369	$128,020,208

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$404,731	$290,375
Accrued offering costs	61,131	61,131
Total Current Liabilities	465,862	351,506

Deferred underwriting fee payable	4,375,000	4,375,000
Total Liabilities	4,840,862	4,726,506

Commitments (Note 6)

Class A common stock subject to possible redemption; 12,500,000 shares at redemption value of $10.10 per share as of March 31, 2022 and December 31, 2021	126,250,000	126,250,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 400,000 shares issued and outstanding (excluding 12,500,000 shares subject to possible redemption) as of March 31, 2022 and December 31, 2021	40	40
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 3,125,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	313	313
Additional paid-in capital	—	—
Accumulated deficit	(3,194,846)	(2,956,651)
Total Stockholders’ Deficit	(3,194,493)	(2,956,298)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$127,896,369	$128,020,208

The accompanying notes are an integral part of the unaudited condensed financial statements.

LIONHEART III CORP

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

		For the
		Period from
		January 14, 2021
	Three Months	(Inception)
	Ended	Through
	March 31,	March 31,
	2022	2021
Operating and formation costs	$246,491	$1,029
Loss from operations	(246,491)	(1,029)

Other income:
Interest earned on marketable securities held in Trust Account	8,296	—
Other income	8,296	—

Net loss	$(238,195)	$(1,029)

Basic and diluted weighted average shares outstanding, Class A Common Stock	12,900,000	—
Basic and diluted net loss per common share, Class A Common Stock	$(0.01)	$—
Basic and diluted weighted average shares outstanding, Class B Common Stock	3,125,000	2,500,000
Basic and diluted net loss per common share, Class B Common Stock	$(0.01)	$0.00

The accompanying notes are an integral part of the unaudited condensed financial statements.

LIONHEART III CORP

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2022

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2021	400,000	$40	3,125,000	$313	$—	$(2,956,651)	$(2,956,298)

Net loss	—	—	—	—	—	(238,195)	(238,195)
Balance – March 31, 2022 (unaudited)	400,000	$40	3,125,000	$313	$—	$(3,194,846)	$(3,194,493)

FOR THE PERIOD FROM JANUARY 14, 2021 (INCEPTION) THROUGH MARCH 31, 2021

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 14, 2021 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Initial Stockholders	—	—	3,125,000	313	24,687	—	25,000

Net loss	—	—	—	—	—	(1,029)	(1,029)
Balance — March 31, 2021 (unaudited)	—	$—	3,125,000	$313	$24,687	$(1,029)	$23,971

The accompanying notes are an integral part of the unaudited condensed financial statements.

LIONHEART III CORP

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the
		Period from
		January 14, 2021
	Three Months	(Inception)
	Ended	Through
	March 31,	March 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(238,195)	$(1,029)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(8,296)	—
Changes in operating assets and liabilities:
Prepaid expenses - short-term	(35,896)	—
Prepaid expenses - long-term	62,125	—
Accrued expenses	114,356	760
Net cash used in operating activities	(105,906)	(269)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to the Sponsor	—	25,000
Advances from related party	—	12,000
Proceeds from promissory note - related party	—	75,000
Payment of offering costs	—	(90,300)
Net cash provided by financing activities	—	21,700

Net Change in Cash	(105,906)	21,431
Cash — Beginning of period	1,416,688	—
Cash – End of period	$1,310,782	$21,431

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$75,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

LIONHEART III CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from January 14, 2021 (inception) through March 31, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Following the closing of the Initial Public Offering on November 8, 2021, an amount of $126,250,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Securities was placed in a trust account (the “Trust Account”), invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below.

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

MARCH 31, 2022
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

MARCH 31, 2022
(Unaudited)

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

In order for the time available for the Company to consummate an Initial Business Combination to be extended, for each one-month extension the Sponsor or its affiliates or designees must deposit into the Trust Account $412,500 based on the underwriters' over-allotment option being fully exercised ($0.033 per share), on or prior to the date of the applicable deadline, for each one month extension, up to an aggregate of $2,475,000. Any such payments would be made in the exchange for a non-interest bearing, unsecured promissory note which would be repaid, if at all, at the option of the Sponsor, from funds released to the Company upon completion of an Initial Business Combination or via conversion of a portion or all of the total loan amount into units at a price of $10.00 per unit, which units will be identical to the Private Placement Units.

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

MARCH 31, 2022
(Unaudited)

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

Going Concern

As of March 31, 2022, the Company had cash of $1,310,782 not held in the Trust Account and available for working capital purposes.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

The Company may need to raise further additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. In addition to the loan commitment described herein, the Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. If a Business Combination is not consummated by November 8, 2022, the Company’s liquidation date, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company intends to complete its initial business combination before the mandatory liquidation date; however, there can be no assurance that the Company will be able to consummate any business combination Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

LIONHEART III CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022
(Unaudited)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on April 14, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At March 31, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company's investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable

LIONHEART III CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022
(Unaudited)

securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A common stock resulted in charges against additional paid-in capital and accumulated deficit.

At March 31, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

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

LIONHEART III CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022
(Unaudited)

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 8,850,000 Class A common stock in the aggregate. As of March 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.

The following table reflects the calculation of basic and diluted net loss per common stock (in dollars, except per share amounts):

			For the Period from
			January 14, 2021 (Inception )
	Three Months Ended		Through
	March 31, 2022		March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per common stock
Numerator:
Allocation of net loss	$(191,745)	$(46,450)	$—	$(1,029)
Denominator:
Basic and diluted weighted average shares outstanding	12,900,000	3,125,000	—	2,875,000

Basic and diluted net loss per common stock	$(0.01)	$(0.01)	$—	$0.00

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

LIONHEART III CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022
(Unaudited)

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

Warrant Instruments

The Company accounts for the 8,450,000 warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC 815 “Derivatives and Hedging” where warrants that do not meet the criteria for equity treatment must be treated as liabilities. The Company evaluated and classifies its warrant instruments under equity treatment and will be reported at carrying value. As of March 31, 2022 and December 31, 2021, there are 8,450,000 warrants outstanding (consisting of 6,250,000 Public Warrants, 2,000,000 Private Placement Warrants, and 200,000 Private Placement Warrants embedded in Private Units purchased by the Sponsor and the Underwriters).

Recent Accounting Standards

Management does not believe that there are any recently issued, but not yet effective, accounting standards, that if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

LIONHEART III CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022
(Unaudited)

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

Administrative Services Agreement

The Company entered into an agreement, commencing on November 2, 2021, to pay the Sponsor a total of $15,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2022, the Company incurred $45,000 in fees for these services, of which $30,000 is included in accrued expenses in the accompanying condensed balance sheet. As of December 31, 2021, the Company has $19,000 of admin fees outstanding that were paid for during the three months ended March 31, 2022. For the period from January 14, 2021 (inception) through March 31, 2021, the Company did not incur any fees for these services.

Promissory Note — Related Party

On January 27, 2021, the Sponsor agreed to loan the Company an aggregate of up to $75,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). The Promissory Note is non-interest bearing and is payable on the consummation of the Initial Public Offering. The outstanding balance under the Promissory Note of $75,000 was repaid at the closing of the Initial Public Offering on November 8, 2021. This note is no longer available to be drawn upon.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds

LIONHEART III CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022
(Unaudited)

of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of March 31, 2022 and December 31, 2021, there are no Working Capital Loans outstanding.

Extension Deposits by Related Party

In order for the time available for the Company to consummate an Initial Business Combination to be extended, for each one-month extension the Sponsor or its affiliates or designees must deposit into the Trust Account $412,500 based on the underwriters' over-allotment option being fully exercised ($0.033 per share), on or prior to the date of the applicable deadline, for each one month extension, up to an aggregate of $2,475,000. Any such payments would be made in the exchange for a non-interest bearing, unsecured promissory note which would be repaid, if at all, at the option of the Sponsor, from funds released to the Company upon completion of an Initial Business Combination or via conversion of a portion or all of the total loan amount into units at a price of $10.00 per unit, which units will be identical to the Private Placement Units.

General Legal Counsel

On January 10, 2017, an affiliate of the Company's Sponsor, Lionheart Capital, LLC ("Lionheart Capital"), engaged Jessica L. Wasserstrom, LLC ("Wasserstrom"), to represent Lionheart Capital and its affiliated companies, as corporate general counsel and otherwise in connection with any corporate and/or transactional matters as requested by Lionheart Capital. The engagement letter between Lionheart Capital and Wasserstrom is for an indefinite period only subject to termination rights of either party, of which no termination has occurred since the agreement was executed. Jessica Wasserstrom, the principal of Wasserstrom, currently holds the title of Chief Legal Officer of Lionheart Capital and its affiliated companies.

In connection therewith, Wasserstrom was specifically engaged by the Company to provide counsel for general corporate legal matters, including related to mergers and acquisitions activity and, as such, may be deemed to be a related party of the Company. For the three months ended March 31, 2022, the Company incurred an aggregate of $165,000 of legal fees from Wasserstrom, which were recorded within accrued expenses and remain unpaid and outstanding as of March 31, 2022.

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

LIONHEART III CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022
(Unaudited)

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock— On November 3, 2021, the Company filed an Amended and Restated Certificate of Incorporation prior to the closing date of the Initial Public Offering such that the Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2022 and December 31, 2021,there were no issued or outstanding shares of preferred stock.

Class A Common Stock — The Company is authorized to issue up to 100,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 400,000 shares of Class A common stock issued and outstanding, excluding 12,500,000 shares subject to possible redemption.

Class B Common Stock— On January 28, 2021, the Company amended its Certificate of Incorporation such that the Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. At March 31, 2022 and December 31, 2021, there were 3,125,000 shares of common stock issued and outstanding.

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

Warrant — As of March 31, 2022 and December 31, 2021, there are 6,250,000 Public Warrants issued and outstanding. The Public Warrants will become exercisable on the later of (a) the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

LIONHEART III CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022
(Unaudited)

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

LIONHEART III CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022
(Unaudited)

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

As of March 31, 2022 and December 31, 2021, there are 2,200,000 Public Placement Warrants issued and outstanding. The Private Placement Warrants and the Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that so long as they are held by our sponsor, the underwriters or their respective permitted transferees, the private shares and the private warrants (including the Class A common stock issuable upon the exercise of the private warrants) may not be transferred, assigned or sold until 30 days after the completion of our initial business combination.

LIONHEART III CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022
(Unaudited)

NOTE 8. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC Topic 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31, 2022		December 31, 2021
	Level	Amount	Level	Amount
Assets:
Marketable securities held in Trust Account	1	$126,259,886	1	$126,251,590

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Lionheart III Corp References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Lionheart Equities, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 14, 2021 (inception) through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had net loss of $238,195, which consisted of operating costs of $246,491, offset by interest earned on marketable securities held in the Trust Account of $8,296.

For the period from January 14, 2021 (inception) through March 31, 2021, we had net loss of $1,029, which consisted of operating and formation costs.

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

For the three months ended March 31, 2022, cash used in operating activities was $105,906. Net loss of $238,195 was affected by interest earned on marketable securities held in the Trust Account of $8,296. Changes in operating assets and liabilities used $140,585 of cash for operating activities.

For the period from January 14, 2021 (inception) through March 31, 2021, cash used in operating activities was $269. Net loss of $1,029 was affected by changes in operating assets and liabilities, which provided $760 of cash for operating activities.

As of March 31, 2022, we had marketable securities held in the Trust Account of $126,259,886 (including approximately $10,000 of interest income) consisting of money market funds primarily invested in U.S. Treasury Bills. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2022, we have not withdrawn any interest earned from the Trust Account.

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

As of March 31, 2022, we had cash of $1,310,782. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Going Concern

We have until November 8, 2022 to consummate an initial business combination. It is uncertain that we will have sufficient liquidity to fund the working capital needs of the Company until the liquidation date and/or through twelve months from the issuance of this report. Additionally, it is uncertain that we will be able to consummate an initial business combination by this time. The Company may not have sufficient liquidity to fund the working capital needs of the Company until November 8, 2022, the liquidation date. If an initial business combination is not consummated by the liquidation date, there will be a mandatory liquidation and subsequent dissolution. The Company intends to complete its initial business combination before the mandatory liquidation date; however, there can be no assurance that the Company will be able to consummate any business combination. Management has determined that the mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after November 8, 2022.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Class A Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our condensed balance sheets.

Net Loss Per Common Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Standards

Management does not believe that there are any other recently issued, but not yet effective, accounting standards, that if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weaknesses in our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, disclosures in business combination transactions involving SPACs and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in a revised form, may increase the costs of and the time needed to negotiate and complete an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For a description of the use of the proceeds generated in our Initial Public Offering and private placement, see Part I, Item 2 of this Quarterly Report. There has been no material change in the planned use of the proceeds from the Initial Public Offering and private placement as is described in the Company’s final prospectus related to the Initial Public Offering.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)
*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIONHEART III CORP

Date: May 16, 2022	By:	/s/ Ophir Sternberg
	Name:	Ophir Sternberg
	Title:	Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Paul Rapisarda
	Name:	Paul Rapisarda
	Title:	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)