Form 10-Q
period 2022-06-30
Lionheart III Corp
filed 2022-08-11
CIK 1845991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2022

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
of the Exchange Act).    Yes  ☒    No  ☐
As of August 10, 2022, there were 12,900,000 shares of Class A common stock, $0.0001 par value and 3,125,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

LIONHEART III CORP
FORM
10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

		Page
Part I. Financial Information
Item 1.	Financial Statements
	Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021 (Audited)	1
	Condensed Statements of Operations for the three and six months ended June 30, 2022, for the three months ended June 30, 2021 and for period from January 14, 2021 (inception) through June 30, 2021 (Unaudited)	2
	Condensed Statements of Changes in Stockholders’ (Deficit) Equity for the three and six months ended June 30, 2022, for the three months ended June 30, 2021 and for period from January 14, 2021 (inception) through June 30, 2021 (Unaudited)	3
	Condensed Statements of Cash Flows for the six months ended June 30, 2022 and for the period from January 14, 2021 (inception) through June 30, 2021 (Unaudited)	4
	Notes to Condensed Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk	22
Item 4.	Controls and Procedures	22
Part II. Other Information
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Mine Safety Disclosures	23
Item 5.	Other Information	23
Item 6.	Exhibits	24
Part III. Signatures		25

i

PART I - FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
LIONHEART III CORP
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$906,069	$1,416,688
Prepaid expenses	241,165	269,097

Total Current Assets	1,147,234	1,685,785
Prepaid expenses - Long-term	—	82,833
Marketable securities held in Trust Account	126,425,223	126,251,590

TOTAL ASSETS	$127,572,457	$128,020,208

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$1,196,301	$290,375
Accrued offering costs	46,591	61,131
Income taxes payable	13,566	—

Total Current Liabilities	1,256,458	351,506
Deferred underwriting fee payable	4,375,000	4,375,000

Total Liabilities	5,631,458	4,726,506

Commitments (Note 6)
Class A common stock subject to possible redemption; 12,500,000 shares at redemption value of $10.10 per share as of June 30, 2022 and December 31, 2021	126,250,000	126,250,000
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 400,000 shares issued and outstanding (excluding 12,500,000 shares subject to possible redemption) as of June 30, 2022 and December 31, 2021	40	40
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 3,125,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	313	313
Additional paid-in capital	—	—
Accumulated deficit	(4,309,354)	(2,956,651)

Total Stockholders’ Deficit	(4,309,001)	(2,956,298)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$127,572,457	$128,020,208

The accompanying notes are an integral part of the unaudited condensed financial statements.

LIONHEART III CORP
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,	For the Period from January 14, 2021 (Inception) through June 30,
	2022	2021	2022	2021
Operating and formation costs	$1,266,279	$—	$1,512,770	$1,029

Loss from operations	(1,266,279)	—	(1,512,770)	(1,029)
Other income:
Interest earned on marketable securities held in Trust Account	165,337	—	173,633	—

Loss before provision for income taxes	(1,100,942)	—	(1,339,137)
Provision for income taxes	(13,566)	—	(13,566)	—

Net loss	$(1,114,508)	$—	$(1,352,703)	$(1,029)

Basic and diluted weighted average shares outstanding, Class A common stock	12,900,000	—	12,900,000	—

Basic and diluted net loss per share, Class A common stock	$(0.07)	$(0.00)	$(0.08)	$(0.00)

Basic and diluted weighted average shares outstanding, Class B common stock	3,125,000	2,875,000	3,125,000	2,875,000

Basic and diluted net loss per share, Class B common stock	$(0.07)	$(0.00)	$(0.08)	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

LIONHEART III CORP
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
(UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2021	400,000	$40	3,125,000	$313	$—	$(2,956,651)	$(2,956,298)
Net loss	—	—	—	—	—	(238,195)	(238,195)

Balance – March 31, 2022 (unaudited)	400,000	$40	3,125,000	$313	$—	$(3,194,846)	$(3,194,493)
Net loss	—	—	—	—	—	(1,114,508)	(1,114,508)

Balance – June 30, 2022 (unaudited)	400,000	$40	3,125,000	$313	$—	$(4,309,354)	$(4,309,001)

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND
FOR THE PERIOD FROM JANUARY 14, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 14, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Initial Stockholders	—	—	3,125,000	313	24,687	—	25,000
Net loss	—	—	—	—	—	(1,029)	(1,029)

Balance — March 31, 2021 (unaudited)	—	$—	3,125,000	$313	$24,687	$(1,029)	$23,971
Net loss	—	—	—	—	—	—	—

Balance — June 30, 2021 (unaudited)	—	$—	3,125,000	$313	$24,687	$(1,029)	$23,971

The accompanying notes are an integral part of the unaudited condensed financial statements.

LIONHEART III CORP
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30, 2022	For the Period from January 14, 2021 (Inception) Through June 30, 2021

Cash Flows from Operating Activities:
Net loss	$(1,352,703)	$(1,029)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(173,633)	—
Changes in operating assets and liabilities:
Prepaid expenses	110,765	—
Accrued expenses	905,926	649
Income taxes payable	13,566	—

Net cash used in operating activities	(496,079)	(380)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to the Sponsor	—	25,000
Advances from related party	—	12,000
Proceeds from promissory note - related party	—	75,000
Payment of offering costs	(14,540)	(100,300)

Net cash (used in) provided by financing activities	(14,540)	11,700

Net Change in Cash	(510,619)	11,320
Cash — Beginning of period	1,416,688	—

Cash – End of period	$906,069	$11,320

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$174,117

The accompanying notes are an integral part of the unaudited condensed financial statements.

LIONHEART III CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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
As of June 30, 2022, the Company had not commenced any operations. All activity for the period from January 14, 2021 (inception) through June 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
JUNE 30, 2022
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
JUNE 30, 2022
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
expenses
, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account (even if such waiver is deemed to be unenforceable) and except as to any claims under the Company’s indemnity of the underwriters of Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

LIONHEART III CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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
Going Concern
As of June 30, 2022, the Company had cash of $906,069
not held in the Trust Account that is available for working capital purposes and had working capital of $39,182 when excluding Federal and Delaware tax liabilities that can be paid for with the interest earned on the Trust Account.
Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.
The Company may need to raise further additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. In addition to the loan commitment described herein, the Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. If a Business Combination is not consummated by November 8, 2022, the Company’s liquidation date, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company intends to complete its initial business combination before the mandatory liquidation date; however, there can be no assurance that the Company will be able to consummate any business combination Management has determined that the mandatory liquidation without an extension, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
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

LIONHEART III CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
for the period ended December 31, 2021, as filed with the SEC on April 14, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.
Marketable Securities Held in Trust Account
At June 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

LIONHEART III CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.
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
capital and accumulated deficit.
At June 30, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$125,000,000
Less:
Proceeds allocated to Public Warrants	$(3,875,000)
Class A common stock issuance costs	$(7,136,454)
Plus:
Accretion of carrying value to redemption value	$12,261,454

Class A common stock subject to possible redemption	$126,250,000

Income Taxes
The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was
 0.01%
and
0%
for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of
 21%
for the three and six months ended June 30, 2022 and 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

LIONHEART III CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
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
The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 8,850,000 Class A common stock in the aggregate. As of June 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.
The following table reflects the calculation of basic and diluted net loss per common stock (in dollars, except per share amounts):

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021		Six Months Ended June 30, 2022		For the Period from January 14, 2021 (Inception) through June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net loss per common stock
Numerator:
Allocation of net loss	$(897,170)	$(217,338)	$—	—	$(1,088,915)	$(263,788)	$—	$(1,029)
Denominator:
Basic and diluted weighted average shares outstanding	12,900,000	3,125,000	—	2,875,000	12,900,000	3,125,000	—	2,875,000

Basic and diluted net loss per common stock	$(0.07)	$(0.07)	$—	—	$(0.08)	$(0.08)	$—	$(0.00)
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
JUNE 30, 2022
(Unaudited)

Fair Value of Financial Instruments
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active Markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
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
Warrant Instruments
The Company accounts for the 8,450,000 warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC 815 “Derivatives and Hedging” where warrants that do not meet the criteria for equity treatment must be treated as liabilities. The Company evaluated and classifies its warrant instruments under equity treatment and will be reported at carrying value. As of June 30, 2022 and December 31, 2021, there are 8,450,000 warrants outstanding (consisting of 6,250,000 Public Warrants, 2,000,000 Private Placement Warrants, and 200,000 Private Placement Warrants embedded in Private Units purchased by the Sponsor and the Underwriters).
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
JUNE 30, 2022
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
Administrative Services Agreement
The Company entered into an agreement, commencing on November 2, 2021, to pay the Sponsor a total of $15,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2022, the Company incurred $45,000 and $90,000 in fees for these services, of which $30,000 is included in accrued expenses in the accompanying unaudited
condensed balance sheet

as of June 30, 2022.

For the period from January 14, 2021 (inception) through June 30, 2021, the Company did not incur any fees for these services.
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
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds

LIONHEART III CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of June 30, 2022 and December 31, 2021, there are no Working Capital Loans outstanding.
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
In connection therewith, Wasserstrom was specifically engaged by the Company to provide counsel for general corporate legal matters, including related to mergers and acquisitions activity and, as such, may be deemed to be a related party of the Company. For the three and six months ended June 30, 2022, the Company incurred an aggregate of $275,000 and $440,000 of legal fees from Wasserstrom, which were recorded within accrued expenses and remain unpaid and outstanding as of June 30, 2022.
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

LIONHEART III CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

Underwriting Agreement
The underwriters are entitled to a deferred fee of $0.35 per Unit, or $4,375,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
NOTE 7. STOCKHOLDERS’ DEFICIT
Preferred Stock—
On November 3, 2021, the Company filed an Amended and Restated Certificate of Incorporation prior to the closing date of the Initial Public Offering such that the Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2022 and December 31, 2021, there were no issued or outstanding shares of preferred stock.
Class
 A Common Stock
—
The Company is authorized to issue up to 100,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 400,000 shares of Class A common stock issued and outstanding, excluding 12,500,000 shares subject to possible redemption.
Class
 B Common Stock
—
On January 28, 2021, the Company amended its Certificate of Incorporation such that the Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. At June 30, 2022 and December 31, 2021, there were 3,125,000 shares of common stock issued and outstanding.
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
Warrant —
As of June 30, 2022 and December 31, 2021, there are 6,250,000 Public Warrants issued and outstanding. The Public Warrants will become exercisable on the later of (a) the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

LIONHEART III CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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
Once the warrants become exercisable, the Company may redeem the Public Warrants:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

•
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
JUNE 30, 2022
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
As of June 30, 2022 and December 31, 2021, there are 2,200,000 Public Placement Warrants issued and outstanding. The Private Placement Warrants and the Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that so long as they are held by our sponsor, the underwriters or their respective permitted transferees, the private shares and the private warrants (including the Class A common stock issuable upon the exercise of the private warrants) may not be transferred, assigned or sold until 30 days after the completion of our initial business combination.

LIONHEART III CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

NOTE 8. FAIR VALUE MEASUREMENTS
The Company follows the guidance in ASC Topic 820 for its financial assets and liabilities that are re-measured
and reported at fair value at each reporting period, and
non-financial
assets and liabilities that are
re-measured
and reported at fair value at least annually.
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30, 2022		December 31, 2021
	Level	Amount	Level	Amount
Assets:
Marketable securities held in Trust Account	1	$126,425,223	1	$126,251,590
NOTE 9. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Other than as
described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.
On July 26, 2022, Lionheart III Corp, the Company entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “BCA”) and a scheme implementation deed (“SID”) by and among Lionheart, Security Matters Limited, a publicly traded company on the Australian Securities Exchange (“ASX”)(“SMX”), Empatan Public Limited Company, a public limited company incorporated in Ireland (“Parent”), and Aryeh Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”).
Business Combination Agreement
Subject to the terms and conditions set forth in the BCA, including the approval of Lionheart’s stockholders, the parties thereto will enter into a business combination transaction (the “
Business Combination
”), pursuant to which, among other things Merger Sub shall be merged with and into Lionheart with Lionheart continuing as a wholly owned subsidiary of Parent.
Scheme of Implementation Deed
Under the SID, SMX has agreed to propose a scheme of arrangement under Part 5.1 of the Corporations Act (“
Scheme
”) and capital reduction (“
Capital Reduction
”) which, if implemented, will result in all shares in SMX being cancelled in return for the issue of ordinary shares of Parent (“
Parent Shares
”), with Parent then being issued shares in SMX (“
SMX Shares
”) (resulting in SMX becoming a wholly owned subsidiary of Parent), subject to SMX shareholder approval, Australian court approval and the satisfaction of various conditions.
In addition, SMX has agreed to propose an option scheme of arrangement under Part 5.1 of the Corporations Act (“
Option Scheme
”) which, if implemented, will result in the SMX options held by participants in the Option Scheme being subject to a cashless exercise based on a Black-Scholes valuation, in exchange for SMX Shares. Under the Scheme those shares will be cancelled and such participants receiving Parent Shares on the basis of the Scheme consideration, subject to SMX option holder approval, Australian court approval and the satisfaction of various conditions.
Consideration
Subject to the terms and conditions set forth in the BCA and the SID, SMX shareholders will receive consideration the Scheme of 1 Parent Share per
10.2432
SMX shares having an implied value of $10.00 per Parent Share and Parent will become the holder of all of the issued shares in SMX and Lionheart, with SMX being delisted from the ASX.
Under the BCA, Merger Sub will merge with and into Lionheart, with Lionheart surviving the merger as a wholly owned subsidiary of Parent, with existing Lionheart stockholders and warrant holders receiving Parent Shares and warrants (“
Parent Warrants
”), as further described in the BCA, in exchange for their existing Lionheart shares and warrants, subject to Lionheart stockholder approval and the satisfaction of various other conditions.
Representations and Warranties
The BCA and SID, collectively, contain customary representations and warranties of the parties thereto with respect to the parties, the transactions contemplated by the BCA and the SID and their respective business operations and activities. The representations and warranties in the BCA and SID shall terminate and expire upon the occurrence of the closing of the transactions contemplated thereby Closing.
Conditions to Closing
Consummation of the Business Combination is subject to conditions that are customary for a transaction of this type in the United States, including, among others: (a) there being no order, temporary restraining order, preliminary or permanent injunction, decree or ruling issued by a court of competent jurisdiction or governmental authority, enjoining, restraining or otherwise imposing a legal restraint on the consummation of the closing; (b) approval by Lionheart’s stockholders of certain proposals to be set forth in the Proxy Statement/Prospectus; (c) approval by SMX shareholders of the Scheme, (d) approval by an Australian court of the Scheme; (e) the Parent Shares and Parent Warrants to be issued pursuant to the BCA and the SID being approved for listing on the Nasdaq Capital Market; and (f) the Form F-4 containing the Proxy Statement/Prospectus being declared effective in accordance with the provisions of the Securities Act of 1933, as amended (the “
Securities Act
”).

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
Recent Developments
On July 26, 2022, we entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “BCA”) and a scheme implementation deed (“SID”) by and among us, Security Matters Limited, a publicly traded company on the Australian Securities Exchange (“ASX”)(“SMX”), Empatan Public Limited Company, a public limited company incorporated in Ireland (“Parent”), and Aryeh Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). See Note 9 to Item 1 above for a description of the BCA, the SID and the transactions contemplated thereby.
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 14, 2021 (inception) through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended June 30, 2022, we had net loss of $1,114,508, which consisted of operating costs of $1,266,279 and a provision for income taxes of $13,566, offset by interest earned on marketable securities held in the Trust Account of $165,337.
For the six months ended June 30, 2022, we had net loss of $1,352,703, which consisted of operating costs of $1,512,770 and a provision for income taxes of $13,566, offset by interest earned on marketable securities held in the Trust Account of $173,633.
For the three months ended June 30, 2021, we had net loss of $0.
For the period from January 14, 2021 (inception) through June 30, 2021, we had net loss of $1,029, which consisted of operating and formation costs.

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
For the six months ended June 30, 2022, cash used in operating activities was $496,079. Net loss of $1,352,703 was affected by interest earned on marketable securities held in the Trust Account of $173,633. Changes in operating assets and liabilities provided $1,030,257 of cash for operating activities.
For the period from January 14, 2021 (inception) through June 30, 2021, cash used in operating activities was $380. Net loss of $1,029 was affected by changes in operating assets and liabilities, which provided $649 of cash for operating activities.
As of June 30, 2022, we had marketable securities held in the Trust Account of $126,425,223 (including approximately $175,000 of interest income) consisting of money market funds primarily invested in U.S. Treasury Bills. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2022, we have not withdrawn any interest earned from the Trust Account.
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
As of June 30, 2022, we had cash of $906,069. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
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

Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15(e)
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
On March 30, 2022, the SEC issued proposed rules relating to, among other items, disclosures in business combination transactions involving SPACs and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in a revised form, may increase the costs of and the time needed to negotiate and complete an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.
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

LIONHEART III CORP

Date: August 10, 2022	By:	/s/ Ophir Sternberg
	Name:	Ophir Sternberg
	Title:	Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2022	By:	/s/ Paul Rapisarda
	Name:	Paul Rapisarda
	Title:	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)