Form 10-Q
period 2022-09-30
Lionheart III Corp
filed 2022-11-04
CIK 1845991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file
number: 001-41011

LIONHEART III CORP
(Exact Name of Registrant as Specified in Its Charter)

Delaware	36-4981022
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4218 NE 2nd Avenue
Miami, Florida, 33137
(Address of principal executive offices)
(305)573-3900
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, anon-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in
Rule 12b-2of
the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule12b-2of
the Exchange Act).    Yes  ☒    No  ☐
As of November [    ], 2022, there were 12,900,000 shares of Class A common stock, $0.0001 par value and 3,125,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

LIONHEART III CORP

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

		Page
Part I. Financial Information
Item 1.	Financial Statements
	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1
	Condensed Statements of Operations for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for period from January 14, 2021 (inception) through September 30, 2021 (Unaudited)	2
	Condensed Statements of Changes in Stockholders’ (Deficit) Equity for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for period from January 14, 2021 (inception) through September 30, 2021 (Unaudited)	3
	Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from January 14, 2021 (inception) through September 30, 2021 (Unaudited)	4
	Notes to Condensed Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk	22
Item 4.	Controls and Procedures	22
Part II. Other Information
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Mine Safety Disclosures	23
Item 5.	Other Information	23
Item 6.	Exhibits	24
Part III. Signatures		25

i

PART I - FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
LIONHEART III CORP
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$490,218	$1,416,688
Prepaid expenses	160,666	269,097

Total Current Assets	650,884	1,685,785
Prepaid expenses - Long-term	—	82,833
Marketable securities held in Trust Account	126,983,891	126,251,590

TOTAL ASSETS	$127,634,775	$128,020,208

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$3,028,088	$290,375
Accrued offering costs	46,291	61,131
Income taxes payable	115,301	—

Total Current Liabilities	3,189,680	351,506
Deferred underwriting fee payable	4,375,000	4,375,000

Total Liabilities	7,564,680	4,726,506

Commitments (Note 6)
Class A common stock subject to possible redemption; 12,500,000 shares at redemption value of $10.13 and $10.10 per share as of September 30, 2022 and December 31, 2021, respectively	126,683,750	126,250,000
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 400,000 shares issued and outstanding (excluding 12,500,000 shares subject to possible redemption) as of September 30, 2022 and December 31, 2021	40	40
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 3,125,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	313	313
Additional paid-in capital	—	—
Accumulated deficit	(6,614,008)	(2,956,651)

Total Stockholders’ Deficit	(6,613,655)	(2,956,298)

TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT	$127,634,775	$128,020,208

The accompanying notes are an integral part of the unaudited condensed financial statements.

LIONHEART III CORP
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,	For the Period from January 14, 2021 (Inception) through September 30,
	2022	2021	2022	2021
Operating and formation costs	$2,327,837	$2,830	$3,840,607	$3,859

Loss from operations	(2,327,837)	(2,830)	(3,840,607)	(3,859)
Other income:
Interest earned on marketable securities held in Trust Account	558,668	—	732,301	—

Loss before provision for income taxes	(1,769,169)	(2,830)	(3,108,306)	(3,859)
Provision for income taxes	(101,735)	—	(115,301)	—

Net loss	$(1,870,904)	$(2,830)	$(3,223,607)	$(3,859)

Basic and diluted weighted average shares outstanding, Class A common stock	12,900,000	—	12,900,000	—

Basic and diluted net loss per share, Class A common stock	$(0.12)	$(0.00)	$(0.20)	$(0.00)

Basic and diluted weighted average shares outstanding, Class B common stock	3,125,000	2,875,000	3,125,000	2,875,000

Basic and diluted net loss per share, Class B common stock	$(0.12)	$(0.00)	$(0.20)	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

LIONHEART III CORP
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
(UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance — December 31, 2021	400,000	$40	3,125,000	$313	$—	$(2,956,651)	$(2,956,298)
Net loss	—	—	—	—	—	(238,195)	(238,195)

Balance – March 31, 2022 (unaudited)	400,000	$40	3,125,000	$313	$—	$(3,194,846)	$(3,194,493)
Net loss	—	—	—	—	—	(1,114,508)	(1,114,508)

Balance – June 30, 2022 (unaudited)	400,000	$40	3,125,000	$313	$—	$(4,309,354)	$(4,309,001)
Accretion to redemption value Class A common stock subject to redemption	—	—	—	—	—	(433,750)	(433,750)
Net loss	—	—	—	—	—	(1,870,904)	(1,870,904)

Balance – September 30, 2022 (unaudited)	400,000	$40	3,125,000	$313	$—	$(6,614,008)	$(6,613,655)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND
FOR THE PERIOD FROM JANUARY 14, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance — January 14, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Initial Stockholders	—	—	3,125,000	313	24,687	—	25,000
Net loss	—	—	—	—	—	(1,029)	(1,029)

Balance — March 31, 2021 (unaudited)	—	$—	3,125,000	$313	$24,687	$(1,029)	$23,971
Net loss	—	—	—	—	—	—	—

Balance — June 30, 2021 (unaudited)	—	$—	3,125,000	$313	$24,687	$(1,029)	$23,971
Net loss	—	—	—	—	—	(2,830)	(2,830)

Balance — September 30, 2021 (unaudited)	—	$—	3,125,000	$313	$24,687	$(3,859)	$21,141

The accompanying notes are an integral part of the unaudited condensed financial statements.

LIONHEART III CORP
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30, 2022	For the Period from January 14, 2021 (Inception) Through September 30, 2021
Cash Flows from Operating Activities:
Net loss	$(3,223,607)	$(3,859)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(732,301)	—
Changes in operating assets and liabilities:
Prepaid expenses	191,264	—
Accrued expenses	2,737,713	3,449
Income taxes payable	115,301	—

Net cash used in operating activities	(911,630)	(410)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to the Sponsor	—	25,000
Advances from related party	—	12,000
Proceeds from promissory note - related party	—	75,000
Payment of offering costs	(14,840)	(107,300)

Net cash (used in) provided by financing activities	(14,840)	4,700

Net Change in Cash	(926,470)	4,290
Cash — Beginning of period	1,416,688	—

Cash – End of period	$490,218	$4,290

Non-Cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$—	$325,170

The accompanying notes are an integral part of the unaudited condensed financial statements.

LIONHEART III CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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
As of September 30, 2022, the Company had not commenced any operations. All activity for the period from January 14, 2021 (inception) through September 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
SEPTEMBER 30, 2022
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
SEPTEMBER 30, 2022
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
extension
,
the Sponsor or its affiliates or designees must deposit into the Trust Account $412,500 based on the underwriters’ over-allotment option being fully exercised ($0.033 per share), on or prior to the date of the applicable deadline up to an aggregate of $2,475,000. Any such payments would be made in the exchange for a non-interest bearing, unsecured promissory note which would be repaid, if at all, at the option of the Sponsor, from funds released to the Company upon completion of an Initial Business Combination or via conversion of a portion or all of the total loan amount into units at a price of $10.00 per unit, which units will be identical to the Private Placement Units.
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

Proposed Business Combination
On July 26, 2022, the Company entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “BCA”) and a scheme implementation deed (“SID”) by and among the Company, Security Matters Limited, a publicly traded company on the Australian Securities Exchange (“ASX”)(“SMX”), Empatan Public Limited Company, a public limited company incorporated in Ireland (“Parent”), and Aryeh Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”).
Subject to the terms and conditions set forth in the BCA, including the approval of the Company’s stockholders, the parties thereto will enter into a business combination transaction (the “
Business Combination
”), pursuant to which, among other things Merger Sub shall be merged with and into the Company with the Company continuing as a wholly owned subsidiary of Parent.

LIONHEART III CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax
Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.
Going Concern
As of September 30, 2022, the Company had cash of $490,218 not held in the Trust Account that is available for working capital purposes and had
a
working capital deficit of $2,238,655 when excluding Federal and Delaware tax liabilities that can be paid with the interest earned on the Trust Account.
Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.
The Company may need to raise further additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. In addition to the loan commitment described herein, the Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. If a Business Combination is not consummated by November 8, 2022, the Company’s liquidation date, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company has the ability to extend the mandatory liquidation date up to May 8, 2023, as needed, provided that the Company deposit $412,500 per month into the Trust Account. The Company intends to complete its initial business combination before the mandatory liquidation date; however, there can be no assurance that the Company will be able to consummate any business combination Management has determined that the
Company’s liquidity condition and the
mandatory liquidation without an extension, should a Business Combination not occur, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

LIONHEART III CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)

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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on
Form10-K
for the period ended December 31, 2021, as filed with the SEC on April 14, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.
Marketable Securities Held in Trust Account
At September 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

LIONHEART III CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)

Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.
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
capital and accumulated deficit.
At September 30, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$125,000,000
Less:
Proceeds allocated to Public Warrants	(3,875,000)

Class A common stock issuance costs	(7,136,454)
Plus:
Accretion of carrying value to redemption value	12,261,454

Class A common stock subject to possible redemption, December 31, 2021	126,250,000

Plus:
Accretion of carrying value to redemption value	433,750

Class A common stock subject to possible redemption, September 30, 2022	$126,683,750

Income Taxes
The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 3.58% and 0% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 and 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

LIONHEART III CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Net

Loss per Common Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net loss per common share is computed by dividing net loss by the weighted average number of common stock outstanding for the period. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 8,850,000 Class A common stock in the aggregate. As of September 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.
The following table reflects the calculation of basic and diluted net loss per common stock (in dollars, except per share amounts):

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021		Nine Months Ended September 30, 2022		For the Period from January 14, 2021 (Inception) through September 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net loss per common stock
Numerator:
Allocation of net loss	$(1,506,063)	$(364,841)	$—	(2,830)	$(2,594,978)	$(628,629)	$—	$(3,859)
Denominator:
Basic and diluted weighted average shares outstanding	12,900,000	3,125,000	—	2,875,000	12,900,000	3,125,000	—	2,875,000

Basic and diluted net loss per common stock	$(0.12)	$(0.12)	$—	(0.00)	$(0.20)	$(0.20)	$—	$(0.00)
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
SEPTEMBER 30, 2022
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
Warrant Instruments
The Company accounts for the 8,450,000 warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC 815 “Derivatives and Hedging” where warrants that do not meet the criteria for equity treatment must be treated as liabilities. The Company evaluated and classifies its warrant instruments under equity treatment and will be reported at carrying value. As of September 30, 2022 and December 31, 2021, there are 8,450,000 warrants outstanding (consisting of 6,250,000 Public Warrants, 2,000,000 Private Placement Warrants, and 200,000 Private Placement Warrants embedded in Private Units purchased by the Sponsor and the Underwriters).
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
SEPTEMBER 30, 2022
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
The Sponsor has agreed not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) six months after the completion of a Business Combination or (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any30-tradingday

period commencing at least 30 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the stockholders having the right to exchange their shares of common stock for cash, securities or other property.
Administrative Services Agreement
The Company entered into an agreement, commencing on November 2, 2021, to pay the Sponsor a total of $15,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2022, the Company incurred $45,000 and $135,000 in fees for these services, of which $19,000 is included in accrued expenses in the accompanying unaudited condensed balance sheet as of September 30, 2022. For the period from January 14, 2021 (inception) through September 30, 2021, the Company did not incur any fees for these services.
Promissory Note — Related Party
On January 27, 2021, the Sponsor agreed to loan the Company an aggregate of up to $75,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). The Promissory Note was
non-interest
bearing and
was
payable on the consummation of the Initial Public Offering. The outstanding balance under the Promissory Note of $75,000 was repaid at the closing of the Initial Public Offering on November 8, 2021. This note is no longer available to be drawn upon.

LIONHEART III CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)

Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of September 30, 2022 and December 31, 2021, there are no Working Capital Loans outstanding.
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
In connection therewith, Wasserstrom was specifically engaged by the Company to provide counsel for general corporate legal matters, including related to mergers and acquisitions activity and, as such, may be deemed to be a related party of the Company. For the three and nine months ended September 30, 2022, the Company incurred an aggregate of $25,000 and $465,000 of legal fees from Wasserstrom, which were recorded within accrued expenses and remain unpaid and outstanding as of September 30, 2022.
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
SEPTEMBER 30, 2022
(Unaudited)

Underwriting Agreement
The underwriters are entitled to a deferred fee of $0.35 per Unit, or $4,375,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
Business Combination Agreement
On July 26, 2022, the Company entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “BCA”) and a scheme implementation deed (“SID”) by and among the Company, Security Matters Limited, a publicly traded company on the Australian Securities Exchange (“ASX”)(“SMX”), Empatan Public Limited Company, a public limited company incorporated in Ireland (“Parent”), and Aryeh Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”).
Subject to the terms and conditions set forth in the BCA, including the approval of the Company’s stockholders, the parties thereto will enter into a business combination transaction (the “
Business Combination
”), pursuant to which, among other things Merger Sub shall be merged with and into the Company with the Company continuing as a wholly owned subsidiary of Parent.
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

10.3490

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
”).

LIONHEART III CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)

NOTE 7. STOCKHOLDERS’ DEFICIT
Preferred Stock—
On November 3, 2021, the Company filed an Amended and Restated Certificate of Incorporation prior to the closing date of the Initial Public Offering such that the Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2022 and December 31, 2021, there were no issued or outstanding shares of preferred stock.
Class
 A Common Stock
—
The Company is authorized to issue up to 100,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 400,000 shares of Class A common stock issued and outstanding, excluding 12,500,000 shares subject to possible redemption.
Class
 B Common Stock
—
On January 28, 2021, the Company amended its Certificate of Incorporation such that the Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. At September 30, 2022 and December 31, 2021, there were 3,125,000 shares of common stock issued and outstanding.
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
Warrant
s
—
As of September 30, 2022 and December 31, 2021, there are 6,250,000 Public Warrants issued and outstanding. The Public Warrants will become exercisable on the later of (a) the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.
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
The Company has agreed that as soon as practicable, but in no event later than 30 days after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration under the Securities Act of the shares of Class A common stock issuable upon exercise of the warrants and thereafter will use its best efforts to cause the same to become effective within 60 business days following a Business Combination and to maintain a current prospectus relating to the Class A common stock issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the
6
0th business day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis.

LIONHEART III CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)

Once the warrants become exercisable, the Company may redeem the Public Warrants:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

•
if, and only if, the reported last reported sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within
a30-tradingday
period ending three trading days before the Company sends the notice of redemption to the warrant holders.

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
As of September 30, 2022 and December 31, 2021, there are 2,200,000 Public Placement Warrants issued and outstanding. The Private Placement Warrants and the Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that so long as they are held by our sponsor, the underwriters or their respective permitted transferees, the private shares and the private warrants (including the Class A common stock issuable upon the exercise of the private warrants) may not be transferred, assigned or sold until 30 days after the completion of our initial business combination.

LIONHEART III CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)

NOTE 8. FAIR VALUE MEASUREMENTS
The Company follows the guidance in ASC Topic 820 for its financial assets and liabilities that are re-measured
and reported at fair value at each reporting period, and
non-financial
assets and liabilities that arere-measured and reported at fair value at least annually.
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30, 2022		December 31, 2021
	Level	Amount	Level	Amount
Assets:
Marketable securities held in Trust Account	1	$126,983,891	1	$126,251,590
NOTE 9. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based on this evaluation, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Proposed Business Combination

On July 26, 2022, we entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “BCA”) and a scheme implementation deed (“SID”) by and among us, Security Matters Limited, a publicly traded company on the Australian Securities Exchange (“ASX”)(“SMX”), Empatan Public Limited Company, a public limited company incorporated in Ireland (“Parent”), and Aryeh Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). See Note 6 to Item 1 above for a description of the BCA, the SID and the transactions contemplated thereby.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 14, 2021 (inception) through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had net loss of $1,870,904, which consisted of operating costs of $2,327,837 and a provision for income taxes of $101,735, offset by interest earned on marketable securities held in the Trust Account of $558,668.

For the nine months ended September 30, 2022, we had net loss of $3,223,607, which consisted of operating costs of $3,840,607 and a provision for income taxes of $115,301, offset by interest earned on marketable securities held in the Trust Account of $732,301.

For the three months ended September 30, 2021, we had net loss of $2,830, which consisted of operating and formation costs.

For the period from January 14, 2021 (inception) through September 30, 2021, we had net loss of $3,859, which consisted of operating and formation costs.

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

For the nine months ended September 30, 2022, cash used in operating activities was $911,630. Net loss of $3,223,607 was affected by interest earned on marketable securities held in the Trust Account of $732,301. Changes in operating assets and liabilities provided $3,044,278 of cash for operating activities.

For the period from January 14, 2021 (inception) through September 30, 2021, cash used in operating activities was $410. Net loss of $3,859 was affected by changes in operating assets and liabilities, which provided $3,449 of cash for operating activities.

As of September 30, 2022, we had marketable securities held in the Trust Account of $126,983,891 (including approximately $734,000 of interest income) consisting of money market funds primarily invested in U.S. Treasury Bills. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2022, we have not withdrawn any interest earned from the Trust Account.

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

As of September 30, 2022, we had cash of $490,218. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Going Concern

We have until November 8, 2022 to consummate an initial business combination. The Company has the ability to extend the mandatory liquidation date up to May 8, 2023, as needed, provided that the Company deposit $412,500 per month into the Trust Account. It is uncertain that we will have sufficient liquidity to fund the working capital needs of the Company until the liquidation date and/or through twelve months from the issuance of this report. Additionally, it is uncertain that we will be able to consummate an initial business combination by this time. The Company may not have sufficient liquidity to fund the working capital needs of the Company until November 8, 2022, the liquidation date. If an initial business combination is not consummated by the liquidation date, there will be a mandatory liquidation and subsequent dissolution. The Company intends to complete its initial business combination before the mandatory liquidation date; however, there can be no assurance that the Company will be able to consummate any business combination. Management has determined that the Company’s liquidity condition and the mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raise substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after November 8, 2022.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Loss Per Common Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net loss per common share is computed by dividing net loss by the weighted average number of common stock outstanding for the period. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

Except as discussed below, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than the material weakness discussed below, which was remediated during the quarter ended September 30, 2022.

Remediation of a Material weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our systems of evaluating and implementing controls to identify and disclose related party transactions and the search for unrecorded liabilities, as well as the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding accounting applications, including the identification and disclosure of related party transactions. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of September 30, 2022.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. As of the date of this Quarterly Report on Form 10-Q, except as described below, there have been no material changes to the risk factors disclosed in our annual report on Form 10-K filed with the SEC on May 19, 2021.

Changes in applicable laws or regulations, including the SEC’s proposed new rules regarding SPAC transactions (if adopted), or a failure to comply with any applicable laws and regulations, may adversely affect our business, including our ability to negotiate and complete our Business Combination and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our Business Combination and results of operations.

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

The Excise Tax included in the Inflation Reduction Act of 2022 may impose a significant tax liability on us after the Business Combination.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IRA”), which, among other changes, generally imposes a 1% excise tax on the fair market value of stock repurchased by certain publicly-traded domestic corporations beginning in 2023, with certain exceptions (the “Excise Tax”). Because we are a publicly-traded Delaware corporation, we may be a “covered corporation” within the meaning of the IRA, and it is possible the Excise Tax will apply to any redemptions of our public shares after December 31, 2022, including redemptions occurring in connection with the Business Combination, unless an exemption is available. Consequently, the value of your investment in our securities may decrease as a result of the Excise Tax. Further, the application of the Excise Tax in the event of a liquidation is uncertain absent further guidance.

Except for franchise taxes and income taxes, the proceeds placed in the Trust Account and the interest earned thereon shall not be used to pay for possible excise taxes or any other fees or taxes that may be levied on us pursuant to any current, pending or future rules or laws, including without limitation any excise tax due under the IRA on any redemptions or stock buybacks by us.

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

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form10-Q.

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

LIONHEART III CORP

Date: November 4, 2022	By:	/s/ Ophir Sternberg
	Name:	Ophir Sternberg
	Title:	Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2022	By:	/s/ Paul Rapisarda
	Name:	Paul Rapisarda
	Title:	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)